Form 10-K
period 2015-07-31
Odyssey Group International, Inc.
filed 2015-12-01
CIK 1626644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K

____________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             ..

Commission File No. 000-XXXX

____________________________________

ODYSSEY GROUP INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-1022125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4262 Blue Diamond Road, Suite 102-281

Las Vegas, Nevada 89139

(702) 751-1418

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

 ____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2015	$1,147,500
Number of shares of common stock outstanding as of July 31, 2015	114,750,000

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The Company hereby incorporates by reference all of the reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including but not limited to: None

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2015

ODYSSEY GROUP INTERNATIONAL, INC.

PART I

Item 1.	Business

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I—“Risk Factors.”

Odyssey Group International, Inc. was formed as a Nevada corporation in March 2014. Our principal executive offices are located at 4262 Blue Diamond Road, Suite 102-281, Las Vegas, Nevada 89139. The registration statement effectuating our initial public offering became effective in July 2015. We are an emerging growth company.

Our common stock is not listed or traded on any exchange or automated quotation system so there is currently no public market for our common stock. We are in the process of applying for quotation on the OTC Electronic Bulletin Board. There can be no assurance that a market maker will agree to file the necessary documents with the Financial Industry Regulatory Authority (FINRA), which operates the OTC Electronic Bulletin Board; nor can there be any assurance that such an application for quotation will be approved.

As used herein, when we refer to “OGI,” the “company,” “our company,” “we,” “us” and “our,” we mean Odyssey Group International, Inc., a Nevada corporation, unless the context indicates otherwise.

JOBS Act

Recently the United States Congress passed the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which provides for certain exemptions from various reporting requirements applicable to public companies that are reporting companies and are “emerging growth companies.” We are an “emerging growth company” as defined in Section 3(a) of the Exchange Act (as amended by the JOBS Act, enacted on April 5, 2012), and we will continue to qualify as an “emerging growth company” until the earliest to occur of: (a) the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five years by the SEC) or more; (b) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (c) the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer,” as defined in Exchange Act Rule 12b–2. Therefore, we expect to continue to be an emerging growth company for the foreseeable future.

Generally, a registrant that registers any class of its securities under Section 12 of the Exchange Act is required to include in the second and all subsequent annual reports filed by it under the Exchange Act a management report on internal control over financial reporting and, subject to an exemption available to registrants that meet the definition of a “smaller reporting company” in Exchange Act Rule 12b-2, an auditor attestation report on management’s assessment of internal control over financial reporting. However, for so long as we continue to qualify as an emerging growth company, we will be exempt from the requirement to include an auditor attestation report in our annual reports filed under the Exchange Act, even if we do not qualify as a “smaller reporting company”. In addition, as an emerging growth company, we are able to avail ourselves to the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and not to present to our stockholders a nonbinding advisory vote on executive compensation, obtain approval of any golden parachute payments not previously approved or present the relationship between executive compensation actually paid and our financial performance. We have irrevocably elected to comply with new or revised accounting standards even though we are an emerging growth company.

General

Our company distributes a health supplement called “RegeneFit™.” We currently own or control all proprietary rights in and to the formula called “RegeneFit™,” as well as the respective rights, titles and interests in and to the formula. The formula is not patent protected, but is maintained solely as a trade secret. We have applied for a trademark for the name “RegeneFit™,” but have not been awarded such trademark.

Our business model is to develop or acquire product formulas, engage third parties to manufacture such products and then distribute such products through various distribution channels, also through third parties. We have paid a third-party to manufacture inventory of a product called RegeneFit™.

We intend to acquire technologies and assets and plan to be a trans-disciplinary health and wellness product development company involved in the discovery, development and commercialization of health and wellness products. We intend to provide a product to improve the human body’s function during athletic stress and intend to further develop other athletic enhancement products.

We intend to license, improve and/or develop such athletic enhancement products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio.

We intend to engage third party research and development firms who specialize in the creation of athletic enhancement products to assist us in the development of our own athletic enhancement products from which we intend to obtain royalty payments. We intend to apply for trademarks and patents once we have developed proprietary athletic enhancement products.

Because there are many third party manufacturers capable of manufacturing our products and we can quickly switch from one manufacturer to another, we do not expect to be dependent on any single third party manufacturer. Currently, we have only authorized and may use two manufacturers to manufacture RegeneFit™.

We believe that purchasers select natural athletic enhancement products based primarily upon the performance of the products, name and brand recognition, endorsements or advertisements from recognized personalities and price.

Financial Information about Industry Segments

We do not report our revenues or expenses by segment. See financial statements audited by Piercy Bowler Taylor & Kern herein.

Suppliers, Sources and Availability of Raw Materials

Our RegeneFit™ product is manufactured with a number of essential raw ingredients, including primarily avian egg extract, marine mineral complex, shark cartilage, Aloe vera and green tea. We do not purchase raw materials directly and do not utilize supply or forward purchase contracts to ensure the availability of the raw materials. We allow our manufacturer to determine the best sources of the raw materials, and we believe these raw materials are readily available from a number of sources, except that our marine mineral complex, AlgaeCal, which is a proprietary product of the sole supplier, AlgaeCal, Inc. If AlgaeCal was not available to us, there are alternative sources of comparable marine mineral complex. As to raw materials other than AlgaeCal, we face some risk that raw materials will not be available.

Our manufacturing contracts are stated as a fixed price. However, in certain circumstances we are subject to price increases, specifically if we order less than 10,000 units at any time. Additionally, commencing in July 2015, our manufacturer may request price increases which we have agreed to negotiate in good faith.

Our Growth Strategy

In addition to distributing domestically, we intend to enter into license agreements with qualified distributors in Europe, South America, and in the Philippines. We intend to require such licensees to pay to our company an initial license fee as well as royalties based on gross sales. Retaining exclusivity, we will bill based on a mutually agreeable semi-annual or quarterly sales minimum. We have determined to focus on international growth because generally such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

Our objective is to grow revenue through marketing and sales of RegeneFit™. Although no assurances can be given, management anticipates company growth from the following areas:

1)

Distribution Agreements. In most cases, we will enter into distribution agreements with companies who already have sales professionals that already have experience selling health supplements through a variety of sales methods. These distribution agreements will allow us to more quickly achieve sales and revenue in the health products industries.

2)

Generate revenues from sales of RegeneFit™ and through the distribution of new athletic enhancement products. We intend to market RegeneFit™ through our existing distributor and to market new athletic enhancement products we intend to develop. We also intend to use other marketing and sales methods we have not implemented. We intend to develop such opportunities if and as they present themselves as capital resources permit.

3)	Identify and develop RegeneFit™ customers internationally and develop proprietary athletic enhancement products. We intend to identify and find new RegeneFit™ customers by finding licensees with international opportunities.

Through strategic licensing agreements, product acquisitions and expanding sales and margins in our initial RegeneFit™ inventory acquisitions, we may seek to achieve a larger geographic footprint and to create branding, greater economies of scale and improved marketing, advertising and sales programs.

About RegeneFit

RegeneFit™ ingredients are a proprietary blend of “super foods.” Although there is no legal or medical definition of “super foods,” nutritionists generally agree that they are nutrient-rich foods considered to be especially beneficial for health and well-being because they contain concentrated doses of antioxidants, polyphenols, vitamins or minerals. RegeneFit™ contains a proprietary “Young Tissue Extract,” which contains, among other ingredients, extract from incubated fertilized hen eggs. We believe that these proteins fortify the body against degeneration and may raise the production of the youth hormone DHEA, possibly lowering cortisol levels. We believe that this blend may increase the recovery rate after physical exercise and sports participation.

RegeneFit™ also contains EGCG, a super antioxidant that helps mediate oxidative stress, which we believe, may enhance metabolism, help balance glucose levels, increase fat oxidation and aid in weight management. RegeneFit™ also contains a plant-sourced Marine Mineral Complex that is absorbable by the human body. Marine Mineral Complex contains calcium, magnesium, boron, silicon, and strontium, otherwise known as AlgaeCal. These minerals have been shown in clinical studies to reverse bone loss within a year, especially when incorporated with load-bearing sports.1

In the clinical study entitled, “Changes in Total Bone Mineral Density following a Common Bone Health Plan with Two Versions of a Unique Bone Health Supplement: a Comparative Effectiveness Research Study,” the authors studied a total of 216 subjects for a period of six months. All subjects were adults ranging in age from 18 to 85. The primary purpose of the study was to determine the effectiveness of AlgaeCal 1 and AlgaeCal 2. The study measured the subjects’ bone mineral density using dual-energy x-ray absorptiometry total body scans both before the start and after six months of using AlgaeCal, combined with personal physical activity goals. The study concluded that there were significant increases in bone mineral density resulting from the AlgaeCal compared to what was expected, particularly in AlgaeCal 2. We will furnish copies of the study upon written request.

Competition

We believe that the primary competition for our services is from existing distributors of products similar to our RegeneFit™ product. In our current market of the United States, we compete with other health and wellness companies. These companies are larger than we are in terms of revenues, assets and resources. We believe that we compete primarily on the basis of cost.

We do not manufacture RegeneFit™ or its packaging. For example, we use existing RegeneFit™ that we purchased and that we will sell to our distributors who will sell to customers. In most cases, we view the manufacturers as suppliers of product and not as competitors. However, such manufacturers may sell their products directly to end users who intend to resell the products.

Many manufacturers have the infrastructure to manufacture RegeneFit™ but have not acquired the license or authorization to manufacture RegeneFit™. We currently hold all of the rights to make, use and sell the RegeneFit™ formula and we have only appointed Ubiquity International, LLC and Faun Pharma as manufacturers. Manufacturers and distributors must obtain licensing and authorizations from our Company to distribute or manufacture RegeneFit™.

We believe that there are a few emerging distributors that offer products similar to our RegeneFit™ product. However, we have not identified any such distributor that focuses primarily on our market of the United States.

Governmental Regulation

Product Regulation

Domestic. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our product may be subject to certain regulation by one or more federal agencies, including the Federal Drug Administration (the “FDA”), Housing and Human Services (the “HHS”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission (the “CPSC”), the United States Department of Agriculture (the “USDA”) and the Environmental Protection Agency (the “EPA”), and by various agencies of the states and localities in which our products are sold.

_________________

1 See Kaats, Michalek, Preuss, et. al., “Changes in total body bone mineral density following a common bone health plan with two versions of a unique bone health supplement: a comparative effectiveness research study.” Nutrition Journal, April 14, 2011, Clinical Trial NCT01114685.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) amended the Federal Food, Drug, and Cosmetic Act (the “FDC Act”) to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under the FDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe.2 Supplements not meeting the criteria are “deemed adulterated” under 21 U.S.C. § 342(f). See 21 U.S.C. § 350b. Section 331 prohibits introducing, delivering, or receiving adulterated items. 21 U.S.C. § 331(a)–(d). The legal remedies include injunctive relief and seizures, among other penalties. 21 U.S.C. § 332–334. Such a determination could prevent the marketing of such dietary ingredient. In July 2011, the FDA issued draft guidance governing the notification of new dietary ingredients. Although following FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations.

FDA guidance is a strong indication of the FDA’s “current thinking” on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could result in monetary and jail penalties, injunctive relief, and seizures.3 In less severe sanctions, enforcement could also require us or our manufacturers to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products by our third party manufacturers until the FDA determines that they are in compliance and can resume manufacturing, thus increasing our liability and reducing our growth prospects.

The Dietary Supplement Labeling Act of 2013, which was introduced in August 2013 (S. 1425), would amend the FDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine to identify dietary ingredients that cause potentially serious adverse effects and (iii) require warning statements for dietary supplements containing potentially unsafe ingredients. If the bill is reintroduced and enacted,4 it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

The FDA or other agencies could take actions against products or product ingredients that in their determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer advisories or warning letters with respect to the products or ingredients in such products that are sold in our stores. Such actions or warnings could be based on information received through FDC Act-mandated reporting of serious adverse events.

As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we would be able to offset all or any portion of losses related to any removal or recall.

The FDC Act, as amended by the DSHEA, permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, among other facts, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. The manufacturer of the dietary supplement referenced in the labeled statement of nutritional support must possess scientific evidence substantiating that the statement is truthful and not misleading. Furthermore, the statement must prominently display the following boldface type statement: “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim, conventional food claim or an unauthorized version of a “health claim,” or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

__________________________

2 See 21 U.S.C. § 350b (includes amendments from DSHEA, or 103 P.L. 417).

3 21 U.S.C. § 332–334. See also section 415(b) of the FSMA (21 U.S.C. § 350d(b)), which enables the Secretary to suspend registration of facilities (meaning that our third party manufacturers would not be able to introduce food from its facility into commerce).

4 This bill has not been reintroduced as of the date of this filing with the SEC.

In addition, DSHEA provides that so-called “third-party literature,” e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

In June 2007, pursuant to the authority granted by the FDC Act as amended by DSHEA, the FDA published detailed current Good Manufacturing Practice (“cGMP”) regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplements. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers, holders, and distributors. The cGMP requirements are in effect for all manufacturers, and the FDA conducts inspections of dietary supplement manufacturers pursuant to these requirements. In addition, the FDA’s interpretation of the regulations will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under the Food Safety Modernization Act (“FSMA”), which was enacted in January 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA also requires importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the United States courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products, require certification of compliance with domestic requirements for imported foods associated with safety issues and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

The FTC exercises jurisdiction over the advertising of dietary supplements and over-the-counter drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.

As a result of our efforts to comply with applicable statutes and regulations, we intend to, from time to time, as the regulations are updated reformulate, eliminate or relabel our products if necessary and revise certain provisions of our sales and marketing program.

Foreign. Any products we eventually sell in foreign countries are also subject to regulation under various national, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of some of our products.

New Legislation or Regulation

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. In June 2011, the FDA released draft guidance attempting to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity. The FDA’s guidance also attempted to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients.

We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional recordkeeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Employees

At the date hereof, we have two employees and intend to hire additional employees in the foreseeable future.

Item 1A.	Risk Factors

An investment in our common stock is highly speculative, involves a high degree of risk and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this prospectus, including our financial statements and the related notes, before you decide to buy our common stock. If any of the following risks actually occurs, then our business, financial condition or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

Risks Relating to our Business

We are at an emerging operational stage, and our success is subject to the substantial risks inherent in the operation of an emerging business venture.

The execution of our business strategy is in an emerging stage. Our business and operations should be considered to be in an emerging stage and subject to all of the risks inherent in the operation of an emerging business venture. Our intended business and operations may not prove to be successful in the future, if at all. Any future success that we might enjoy will depend on many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect on our financial condition, business prospects and operations and the value of an investment in our company.

We have no significant operating history, which, together with several other factors set forth below, creates substantial uncertainty about future results and our ability to continue as a going concern.

Our company was formed in March 2014, and we do not have a significant operating history. This lack of operating history makes the prediction of future operating results difficult if not impossible. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of an early stage business. There is a substantial risk of failure associated with any new business strategy as a result of problems encountered in connection with the commencement of new operations. Such problems include but are not limited to the entry of new competition and unknown or unexpected additional costs and expenses that may exceed estimates.

To succeed, we must do most, if not all, of the following:

•	raise corporate equity to support our operating costs and to have sufficient funds to develop, market and sell our products;

•	locate strategic licensing and commercialization partners;

•	continue to identify and establish relationships with customers and distributors;

•	attract, integrate, retain and motivate qualified management and sales personnel;

•	successfully execute our business strategies;

•	respond appropriately and timely to competitive developments; and

•	develop, enhance, promote and carefully manage our corporate identity.

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business plan and strategy or become profitable. See Note 7 of the Notes to the Financial Statements and the Audit Report for further detail.

We may have difficulty raising additional capital, which could deprive us of the resources necessary to implement our business plan, which would adversely affect our business, results of operation and financial condition.

We expect to continue devoting significant capital resources to fund research and development and marketing. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. If our operations expand faster or at a higher rate than currently anticipated, we may require additional capital sooner than we expect. We also may need to raise additional funds sooner to fund more rapid expansion or the development or enhancement of athletic enhancement products, services, capabilities and systems. We are unable to provide any assurance or guarantee that additional capital will be available when needed by our company or that such capital will be available under terms acceptable to our company or on a timely basis.

Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive products by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. If additional funds are raised through the issuance of equity, convertible debt or similar securities of our company, the percentage of ownership of our company by our company’s stockholders will be reduced, our company’s stockholders may experience additional dilution upon conversion, and such securities may have rights or preferences senior to those of our common stock. The preferential rights granted to the providers of such additional financing may include preferential rights to payments of dividends, super voting rights, a liquidation preference, protective provisions preventing certain corporate actions without the consent of the fund providers, or a combination thereof. We are unable to provide any assurance that additional financing will be available on terms favorable to us or at all.

If we are unable to raise sufficient capital, then we intend to continue to sell the RegeneFit ™ product but will scale back our marketing efforts by reducing our use of paid marketing channels. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance athletic enhancement products, services, capabilities and systems or otherwise respond to competitive pressures would be limited significantly. We will also scale back or delay implementation of research and development of new products and look for other types of vertical integration at a cheaper rate. Thus, the unavailability of capital could harm substantially our business, results of operations and financial condition.

The capital requirements necessary to implement our business plan initiatives could pose additional risks to our business and stockholders.

We require additional debt or equity financing to implement our business plan and marketing strategy. Since the terms and availability of such financing depend to a large degree on general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which also are beyond our control, such as interest rates and national and local economic conditions. If the cost of obtaining needed financing is too high or the terms of such financing otherwise are unacceptable in relation to the strategic opportunity we are presented with, then we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders.

Failure to implement our business strategy could adversely affect our operations.

Our financial position, liquidity and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include:

•	achieving the desired cost of goods on inventory;

•	the use of sophisticated risk management techniques and quality control testing;

•	continued investment in technology to support operating efficiency; and

•	continued access to significant funding and liquidity sources.

Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

Our failure to defend ourselves against infringement litigation, if any, could harm our business.

We could be subject to potential infringement actions. Our company’s business is “trademark intensive,” requiring us to constantly search for brands and marks that are not already used by competitors. Claims for infringement, with or without merit and whether based on allegations that our company’s technology or its intellectual property claims infringe on the rights of others, could subject us to costly litigation and the diversion of financial and human resources, regardless of the ultimate resolution of the claims. If such claims are successful, we could be required to modify our products or services, create additional new trademarks, pay financial damages or attempt to negotiate licensing arrangements with third parties.

Our products are subject to substantial federal and state regulations.

Our research and development activities and the manufacturing and marketing of our products may be subject to the laws, regulations and guidelines and, in some cases, regulatory approvals of governmental authorities in the United States and other countries in which our products are or will be marketed. Specifically, in the United States, the Food and Drug Administration (the “FDA”) regulates, among other areas, new drug and cosmetic product approvals, over-the-counter drugs and clinical trials of new products and services to establish the proper labeling, safety and efficacy of these products and services and the accuracy of certain marketing claims.

The Federal Trade Commission (the “FTC”), which in the United States exercises jurisdiction over the advertising of consumer products, has in the past several years instituted enforcement actions against several pharmaceutical, cosmetic and dietary supplement companies and others for false and misleading advertising of products to consumers. Enforcement actions often have resulted in consent decrees and monetary payments by the companies involved. Although we make every reasonable effort to ensure that ample foundation exists for our marketing claims, we cannot be certain that the FTC will not question our advertising or other activities in the future. In addition, we cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies further regulating or restricting our activities or what the effect of any such legislation or regulations would be on our business. Although we have retained counsel to advise and assist us on issues of compliance, it is possible that regulatory changes could occur that could detrimentally affect our ability to market and sell our products. In addition, regulatory changes could affect our advertising in a manner that could negatively affect earnings. Also, the FTC from time-to-time revises its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the current Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. We have revised our marketing materials to be compliant with the revised Guides. However, it is possible that our use of testimonials in the advertising and promotion of our products will be significantly impacted, which might negatively impact our sales.

Additional or more stringent laws and regulations of dietary supplements and other products have been considered from time to time. These developments could require the reformulation of some products to meet new standards, recalls or the discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation or other new requirements. Any of these developments could increase our costs significantly. We may also be required to reformulate, eliminate or relabel our products and revise our marketing and sales programs.

Our products will not be subject to clinical trials or FDA approval.

When sold publicly, some of our products may demonstrate health, safety or effectiveness concerns that may ultimately damage the commercialization of our products. If these concerns are severe to the extent that it may not be worthwhile to pursue any one or all of the products commercially, our business would be severely harmed. Because these types of products will not be FDA approved, the reception of our products by the general public is unknown. Not having FDA approval of our products potentially may have a negative impact on the public’s acceptance of our products or limit our products to a niche market. Our products’ effectiveness also will be highly determinative of our reputation. If we are unable to meet the public’s wants and expectations, our business would be harmed.

We may experience product recalls, which could reduce our sales and margin and adversely affect our results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. Any recall, withdrawal or seizure of any of the products we formulate, manufacture or sell would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and decrease demand for our products and negatively impact our business.

As is common in our industry, we rely on our third party vendors and distributors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements as well as the integrity of ingredients and proper formulation. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claim of non-compliance could significantly damage our reputation and consumer confidence in our products and materially and adversely affect the market price of our common stock. In addition, the failure of such products to comply with the representations and warranties regarding such products we receive from our third party vendors, including compliance with applicable regulatory and legislative requirements, could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operation. As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal on our business, financial condition or results of operation.

Our operations could be harmed if we are found not to be in compliance with Good Manufacturing Practices.

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping. We also are required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure that they are qualified and in compliance.

The loss of or nonperformance of suppliers or shortages in ingredients could harm our business.

We do not expect to manufacture many of our products and will engage third party contractors to provide manufacturing services. If our contractors do not operate in accordance with regulatory requirements and quality standards, then our business will suffer.

We acquire ingredients and products from third party suppliers and manufacturers. A loss of any of these suppliers and any difficulty in finding or transitioning to alternative suppliers could harm our business. We obtain some of our products from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. If we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding ingredients that are comparable in quality and price. If we are unable to respond successfully to such issues, our business could be harmed.

Production difficulties, quality control problems and inaccurate forecasting could harm our business.

Production difficulties and quality control problems and our reliance on third party suppliers to deliver quality products in a timely manner could harm our business. We may experience production difficulties with respect to our products, including the import or export of ingredients and delivery of products that do not meet our specifications and quality control standards. These quality problems could in the future result in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

If our copyrights and trade secrets are not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe the intellectual property rights of others, then our financial condition and operating results would be harmed.

Our future success and ability to compete depend on our ability to timely produce innovative products and product enhancements that motivate our customers, which we attempt to protect under a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions. We do not currently have any federally registered trademarks and rely exclusively on copyright and trade secrets to protect our products. Our products are not patented domestically or abroad, and the legal protections afforded by common law and contractual proprietary rights in our products provide only limited protection and may be time-consuming and expensive to enforce and/or maintain. Further, we are unable to prevent third parties from independently developing products that are competitive with, equivalent to and/or superior to our products.

Additionally, third parties may claim that products or marks that we have independently developed infringe on their intellectual property rights, and there can be no assurance that one or more of our products or marks will not be found to infringe on third party intellectual property rights in the future.

Our trade secrets could be misappropriated by manufacturers or distributors, and our reputation could be damaged.

We are engaged in the business of identifying and selecting manufacturing and distribution channels for our RegeneFit™ product and establishing agreements with distributors to market our products. In our agreements with our manufacturers we disclose the proprietary formula for RegeneFit™. We retain all proprietary right to the formula, while our current manufacturers, Ubiquity International, LLC and Faun Pharma, retain rights to its proprietary manufacturing and blending procedures. In the event that the manufacturer misappropriates our trade secrets, litigation to enforce these rights could cause us to divert resources away from business operations. Additionally, our distributors may perform such actions, such as offering it through discount retailing channels, which would damage the reputation of our company or our products that could potentially damage our business. Even after terminating our agreement with such a distributor, the reputational damage to our company or our products could be long lasting, especially with products that are new to the market.

An increase in the price and shortage of supply of key raw materials could adversely affect our business.

Our products are composed of certain key raw materials, notably bone-building nutrients, such as calcium, magnesium, boron, silicon, strontium, and AlgaeCal, a mineral supplement. Our current manufacturing agreement provides that the manufacturer may increase the price we pay for our products in certain events such as after expiration of the expiration of the first six months of the term and if we order less than 10,000 units per order. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third party manufacturers charge us for our products and third party products. Raw material prices may increase in the future, and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, then our revenues could suffer. Events such as the threat of political or social unrest, or the perceived threat thereof, also may have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our suppliers’ ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

Unfavorable publicity or consumer perception of our products, the ingredients they contain and similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues and the market price of our common stock.

We depend substantially on consumer perception of the safety and quality of our products and the ingredients they contain, as well as similar products distributed by other companies. Consumer perception of products and the ingredients they contain can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products or the ingredients they contain and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. As such, period-to-period comparisons of our results should not be relied on as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or the ingredients they contain or other similar products distributed by other companies with illness or other adverse effects, that questions the benefits of our or similar products or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues.

Our success depends on our ability to maintain and expand our operational and maintenance capabilities.

Our small number of employees and limited experience limits our in-house capabilities. If we are unable to hire and train qualified employees, we may not be able to efficiently sell our athletic enhancement products. Failure to operate efficiently may result in losses and ultimately the failure of our business and the loss of our stockholders’ entire investment in our company.

We are exposed to risks associated with the recent worldwide economic slowdown and related uncertainties.

We plan to expand our level of operations. Slower economic activity, concerns about inflation or deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the general economy and recent international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, especially in the United States. Recent political and social turmoil related to international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions make it extremely difficult for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

We anticipate significant growth in our business, and any inability to manage such growth could harm our business.

Our success will depend, in part, on our ability to manage effectively our growth and expansion. We plan to expand our business significantly. Any growth in or expansion of our business is likely to continue to place a significant strain on our management and administrative resources, infrastructure and systems. In order to succeed, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We also will need to train new employees and maintain close coordination among our executive, accounting, finance and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. Our inability or failure to manage our growth and expansion effectively could harm substantially our business and adversely affect our operating results and financial condition.

If our business is unsuccessful, our stockholders may lose their entire investment.

Although our stockholders will not be bound by or be personally liable for our expenses, liabilities or obligations beyond their total original investments in our common stock, if we suffer a deficiency in funds with which to satisfy our obligations, our stockholders as a whole may lose their entire investment in our company.

We may be unable to compete successfully against existing and future competitors, which could harm our margins and our business.

The health and wellness industry is intensely competitive. We face competition from a large number of existing companies who have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience than we have. We have at least four types of competitors: (1) companies that directly market and sell nutraceutical products such as NuSkin, Herbalife, Nature’s Sunshine, LifePharm and Amway; (2) retail establishments that offer both their own brand and third party products such as General Nutrition Centers and Vitamin Shoppe; (3) general retailers such as Target and Wal-Mart; and (4) retail pharmacies like CVS, Walgreens and Rite Aid. We believe that the general financial success of companies within the health and wellness market will continue to attract new competitors to the industry.

We can provide no assurance that we will be able to compete successfully against current or potential competitors. Many of our current and potential competitors have longer operating histories, better brand recognition and significantly greater financial, technical and marketing resources than we do. Many of these competitors may have well-established relationships with manufacturers and other key strategic partners and can devote substantially more resources to such relationships. As a result, they may be able to secure equipment, technology, products and systems, among other things that we may need, from vendors on more favorable terms, fulfill customer orders or requests more efficiently and adopt more aggressive pricing policies than we can. They also may be able to secure a broader range of technologies, products and systems from or develop close relationships with primary vendors. Some competitors may price their products, services, capabilities and systems below cost in an attempt to gain market share.

Increased competition may result in price reductions, reduced gross margin and loss of market share, any of which could harm our business and adversely affect our operating results and financial condition. We may not be able to compete successfully and respond to competitive pressures. Our inability to compete effectively with current or future competitors could harm our business and have a material adverse effect on our results of operations and financial condition.

Our inability to retain and properly insure against the loss of the services of our executive officers and other key personnel may harm our business and impede the implementation of our business strategy.

Our future success depends significantly on the skills and efforts of Steve Miller and James Short and possibly other key personnel. The loss of the services of any of these individuals could harm our business and operations. In addition, we have not obtained key person life insurance on any of our key employees. If any of our executive officers or key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

Our inability to attract, train and retain additional qualified personnel may harm our business and impede the implementation of our business strategy.

Once our business begins to grow, we will need to attract, integrate, motivate and retain a significant number of additional administrative and sales personnel. Competition for these individuals in our industry and geographic region is intense, and we may be unable to attract, assimilate or retain such highly qualified personnel in the future. Our business cannot continue to grow if we are unable to attract such qualified personnel. Our failure to attract and retain highly trained personnel that are essential to our business may limit our growth rate, which would harm our business and impede the implementation of our business strategy.

We may indemnify our directors and officers against liability to us and our stockholders, and such indemnification could increase our operating costs.

Our bylaws allow us to indemnify our directors and officers against claims associated with carrying out the duties of their offices. Our bylaws also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers or control persons, we have been advised by the SEC that such indemnification is against public policy and is therefore unenforceable.

Since our directors and officers are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs. Further, if our directors and officers file a claim against us for indemnification, the associated expenses also could increase our operating costs.

There are substantial inherent risks in attempting to commercialize newly developed products, and, as a result, we may not be able to successfully develop new products.

Our company plans to conduct research and development of products in the health and wellness field. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development requires significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that some of our future product candidates never will be successfully developed. If we are unable to successfully develop new products, we may be unable to generate new revenue sources or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our products to generate revenues and achieve profitability.

Superior competitive products may be introduced, or customer needs may change, which would diminish or extinguish the uses for our products. We cannot predict when significant commercial market acceptance for our products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our products, then we may not be able to generate revenues from them. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products accepted by customers. If we are unable to cost-effectively achieve acceptance of our products by customers, or if our products do not achieve wide market acceptance, then our business will be materially and adversely affected.

We expect to rely on third parties for the worldwide marketing and distribution of our product candidates, who may not be successful in selling our products.

We currently do not have adequate resources to market and distribute any of our products worldwide and expect to engage third party marketing and distribution companies to perform these tasks. While we believe that distribution partners will be available, we cannot assure you that the distribution partners, if any, will succeed in marketing our products on a global basis. We may not be able to maintain satisfactory arrangements with our marketing and distribution partners, who may not devote adequate resources to selling our products. If this happens, we may not be able to successfully market our products, which would decrease or eliminate our ability to generate revenues.

Our products may be displaced by superior products developed by third parties.

The health and wellness industry is constantly undergoing rapid and significant change. Third parties may succeed in developing or marketing products that are more effective than those developed or marketed by us or that would make our products obsolete or non-competitive. Additionally, researchers could develop new surgical procedures and medications that replace or reduce the use of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our products become obsolete and our efforts to develop new products do not result in commercially successful products, then our sales and revenues will decline.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our products consist of vitamins, minerals and botanicals and other ingredients that are classified as foods or dietary supplements and athletic enhancement products that are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We rely on published and unpublished safety information, including clinical studies, on ingredients used in our products and conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we may be subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

Risks Relating to an Investment in our Company

Our common stock is not listed on any exchange, and stockholders may not be able to resell their shares.

Currently our shares of common stock are not listed on any exchange or automated quotation system. A public market for our shares of common stock may never develop. There can be no assurance that purchasers of our shares of common stock will be able to resell their shares at their original purchase price, if at all.

Our common stock could ultimately be traded over the counter, which could deprive stockholders of the full value of their shares.

We intend, upon the effectiveness of the registration statement of which this prospectus is a part, to apply for the listing of our common stock on a national stock exchange or an automated quotation system. Until our common stock is listed on a national stock exchange or an automated quotation system, there is no market price for the shares. Once listed on a national stock exchange or an automated quotation system, the shares may be sold at prevailing market prices or privately negotiated prices. There can be no assurance that any application for the listing of our common stock on a national stock exchange or an automated quotation system will be approved.

If any such application is not approved and our common stock ultimately is not listed, we intend to engage a market maker to apply for quotation on the OTC Electronic Bulletin Board. There can be no assurance that a market maker will agree to file the necessary documents with the Financial Industry Regulatory Authority (FINRA), which operates the OTC Electronic Bulletin Board; nor can there be any assurance that such an application for quotation will be approved. If such an application is approved and our common stock is approved for quotation via the OTC Electronic Bulletin Board, then our common stock is expected to have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

The sale of shares of our common stock pursuant to the registration statement of which this prospectus is a part could cause the price of our common stock to decline.

The selling stockholders under the registration statement may sell none, some or all of the shares of common stock that are covered by such registration statement. We have no way of knowing whether or when the selling stockholders will sell the shares of common stock covered by such registration statement. Depending on market liquidity at the time, a sale of shares covered by such registration statement at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under such registration statement, or the anticipation of such a sale, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we otherwise might desire to effect such sales.

A low market price would severely limit the potential market for our common stock.

Our common stock may trade at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

If applicable, FINRA sales practice requirements could limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules (which would apply to our common stock in the event that our common stock ultimately becomes traded over the counter via the OTC Electronic Bulletin Board) require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Under these FINRA rules, before recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. If these FINRA rules were to apply to our common stock, such application would make it more difficult for broker-dealers to recommend that their customers buy our common stock, which could limit the ability to buy and sell our common stock and have an adverse effect on the market value for our shares of common stock.

An investor’s ability to trade our common stock may be limited by trading volume.

A consistently active trading market for our common stock may not occur on a national stock exchange or an automated quotation system. A limited trading volume may prevent our stockholders from selling shares at such times or in such amounts as they otherwise may desire.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing or deterring a change of control.

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, four stockholders collectively own beneficially more than 87% of our total outstanding shares of common stock. As a result of this concentrated ownership of our common stock, our four stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It also could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and it may affect the market price of our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and an Audit Committee Charter, we have not yet adopted any of the other corporate governance measures, and, since our securities are not currently listed on a national securities exchange or NASDAQ, we are not currently required to do so. We intend, however, upon the effectiveness of the registration statement of which this prospectus is a part, to apply for the listing of our common stock on a national stock exchange or an automated quotation system. There can be no assurance that any application for the listing of our common stock will be approved. In the event that our common stock becomes listed, we will be required to adopt these other corporate governance measures, and we intend to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our Articles of Incorporation provide that certain proceedings may only be instituted in the District Courts of Nevada, which may prevent or delay such proceedings and will increase the costs to enforce shareholder rights.

Our Articles of Incorporation provide that the following actions and proceedings may only be brought in the courts located in the State of Nevada: (i) derivative actions brought on behalf of the company, (ii) any action asserting breach of fiduciary duty by the directors or officers, (iii) any action brought under the Business Associations, Securities and Commodities statutes of the State of Nevada, and (iv) actions asserting a claim under the internal affairs doctrine. No court has determined that such provisions are enforceable in Nevada, and we may be forced to defend proceedings brought in other states if such provision is ruled unenforceable. If enforceable, claims covered by this provision may be maintained in the courts of the State of Nevada only if such courts have personal jurisdiction over the defendants. If the State of Nevada does not have personal jurisdiction over any named defendant, this provision may have the effect of preventing the prosecution of any claim. Additionally, because shareholders may initiate such actions only in the State of Nevada, shareholders will be required to incur additional costs and expense such as engaging legal counsel authorized to practice in Nevada. Moreover, the laws of the State of Nevada may be more favorable to us or our management than the laws of the state in which any shareholder resides.

Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have never paid dividends on our common stock, and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of July 31, 2015, our company owns no real property. Our principal address is located at 4262 Blue Diamond Road, Suite 102-281, Las Vegas, Nevada 89139. Our telephone number is (702) 751-1418. We currently use shared office space and do not pay any monthly rent. We may be obligated to pay rent in the future but the amount and timing of such obligation is currently unknown.

Item 3.	Legal Proceedings

Our company is not a party to any legal proceeding.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any national exchange or quotation system, and, accordingly, there is no established public trading market for our common stock.

Holders of our Common Stock

As of November 30, 2015, 114,830,000 shares of our common stock were outstanding and held of record by approximately 43 stockholders of record.

Dividends

We have never paid dividends with respect to our common stock and cannot provide any assurance that we will declare or pay cash dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our board of directors expects to retain future earnings (if any) to finance our growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans and have not entered into any individual compensation arrangements.

Recent Sales of Unregistered Securities

In June and July 2014, we sold 14,750,000 shares of our common stock to accredited investors pursuant to a private placement. In September 2015, we sold 80,000 shares of our common stock to accredited investors pursuant to a private placement.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

See financial statements audited by Piercy Bowler Taylor & Kern herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this prospectus regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this prospectus, particularly the section titled “Risk Factors” incorporated by reference herein. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

We have a deficit of $305,801 as of July 31, 2015. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at July 31, 2015 and the revenue from the sales of our products may not provide sufficient working capital to meet our current operating expenses through December 31, 2015; however, we continue to cut overhead expenses and intend to grow our business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by December 31, 2015, we will adjust our current business plan to rely upon a new marketing strategy based on verbal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials).We may also have to consider focusing solely on our current product, RegeneFit™, to market, sell, and distribute and would not be able to research and develop other product possibilities that may present themselves to the Company. If no additional capital is available, we may also be forced to curtail purchase of inventory of RegeneFit™, which would eliminate all of our sales revenue.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the fiscal year ending July 31, 2015 based on the fact that we do not have adequate working capital to finance our day-to-day operations. As shown in the accompanying financial statements, the Company is in its second year of operations and although acquired a health and wellness formula and had its first sales, the Company continues to incur losses. Although the Company terminated its distribution agreement with its distributor subsequent to July 31, 2015 (Note 7 & 8) the Board of Directors has authorized the Company to register the Company for international business operations (Note 8) where it believes it may find international distributors for its product. There can be no assurance that the Company will be successful in marketing and selling its developed products internationally. The Company intends to continue domestic operations and contract other domestic distributors to sell its product. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans also include engaging in further research and development and marketing activity and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital and increasing revenue and earnings from the sale of products. There can be no assurance that we will be successful in marketing and selling its developed products to sustain adequate working capital to finance the day-to-day operations. Our continued existence may depend on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

There are no critical accounting policies or estimates reflected in the accompanying financial statements. Reference is made to the Company’s significant (but not critical) accounting policies set forth in Note 2 to the accompanying financial statements.

Impact of New Accounting Pronouncements

New standards have been issued by the Financial Accounting Standards Board (FASB) that are not yet effective but that are not expected to have any significant effect on the Company’s financial statements when adopted in the future. However, new standards that may have an effect primarily on future financial statement disclosures are those specifically regarding revenue recognition (ASU 2014-09) and going concern uncertainties (ASU 2014-15). The Company will adopt both of these pronouncements when they become effective for reporting periods ending after December 15, 2016.

The Company presently expects to recognize revenue only upon shipment of its products to distributors or other buyers with no characteristics associated with the transactions that require the application of significant management judgments that could affect revenue recognition such as significant return rights, licensing or other customer contracts, multiple element price allocations, deferred payment terms or product delivery schedules, or contingent or variable consideration arrangements that are dependent upon the occurrence or nonoccurrence of certain specified future events. Accordingly, its revenue recognition practices are expected to be the same both before and after adoption of the new FASB standard, and management does not expect to make any retroactive adjustments to previously issued financial statements upon adoption.

The FASB’s new going concern standard will require management to make interim and annual assessments of the Company’s ability to continue as a going concern for one year from the issuance of the financial statements and when applicable, it prescribes specific related disclosures not presently required. It does not change the present FASB requirement to use liquidation basis as an alternative to going concern accounting whenever liquidation is imminent.

Results of Operations

Revenue

Revenue is derived from product sales of a health supplement product called RegeneFit™.

Product and other

The Company began marketing selling RegeneFit™ as a health supplement to provide athletic enhancement to improve the human body’s function during athletic stress.

For the year ended July 2015, the Company had sales of $257,220, which is a 100% increase from the zero sales in the previous period from inception, March 19, 2014 through July 31, 2014. The Company did not have any sales of product for the period from inception, March 19, 2014 through July 31, 2014 due to the Company acquiring and developing RegeneFit™ further for marketing and sales during this period. The Company’s first sales of the product occurred in the year ended July 31, 2015.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

Our cost of goods sold increased by $228,490 or 100% in the year ended July 31, 2015 from zero costs of goods sold for the period from inception, March 19, 2014 through July 31, 2014. The increase was due the Company’s first purchases of product for resale in the year ended July 31, 2015. The Company had zero costs of goods sold for the period from inception, March 19, 2014 through July 31, 2014 because its product was still being acquired and developed for marketing and sales, but was not yet selling in the period from inception, march 19, 2014 through July 31, 2014.

Gross Profit & Gross Margin

Our gross profit increased by $28,730 or 100% to $28,730 for the year ended July 31, 2015 from zero in the year ended July 31, 2014. The increase is primarily attributed to the Company’s first purchases and sales of product occurring in the year ended July 31, 2015.

We do not necessarily expect gross margins to remain at this level in 2016. Our gross margin will continue to be affected by a variety of factors that include the volume of sales as the Company transitions into an international business model as well as the costs of goods sold may be affected as the Company intends to engage international third party manufacturers to manufacture its product.

Operating Expenses

Our operating expenses consists primarily of general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses increased by $49,108 or 36% from the period from inception, March 19, 2014 through July 31, 2014 to the year ended July 31, 2015. The increase in operating expenses is mainly due to the legal and professional fees associated with the registration and reporting of the Company to the SEC.

Loss from Operations

Loss from operations increased from a loss of $135,520 for the period from inception, March 19, 2014 through July 31, 2014 to a loss of $155,898 for the year ended July 31, 2015. The loss for the year ended July 31, 2015 was largely a result of legal and professional fees associated with the registration of the Company with the SEC and financial reporting.

Interest expense

Interest expense was $4,800 for the year ended July 31, 2015 compared to interest expense of $9,583 for the period from inception, March 19, 2014 through July 31, 2014. The decrease in interest expense for the year ended July 31, 2015 is largely attributed to the Company paying down 93% of its note payable during fiscal year 2015.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the period from inception, March 19, 2014 through July 31, 2014 and the year ended July 31, 2015 as presented below:

	Year Ended	For the Period from Inception, March 19, 2014, through
	2015	July 2014
Net cash provided by (used in) operating activities	$185,837	$(341,103)
Net cash provided by (used in) financing activities	$(226,467)	$387,083

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payable by $221,667. For the year ended July 31, 2015 the note payable has a balance of $17,916. For the period from inception, March 19, 2014 through July 31, 2014 we had a note payable with a balance of $239,583. As of July 31, 2015, we had cash and cash equivalents of $5,350. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, our company may need to suspend any purchase of RegeneFit™ inventory and/or the creation of new athletic enhancement products until market conditions improve.

On April 1, 2014, we issued a “Secured Participating Promissory Note” (the “Note”) to Vivakor, Inc. in the amount of $230,000 plus simple interest of 12.5% per annum that shall become due and payable on January 1, 2016. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. On January 1, 2016, the Note may be converted into shares of the Company at $0.01 per share. However, we have paid the note down, and as of July 31, 2015 it had a balance of $17,916.

Inflation

Inflation generally will cause suppliers to increase their rates. In connection with such rate increases, we may or may not be able to increase our pricing to consumers. Inflation could cause both our investment and cost of goods sold to increase, thereby lowering our return on investment and depressing our gross margins.

Off Balance Sheet Arrangements

Our company has no material off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Odyssey Group International, Inc. (the Company) as of July 31, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for the year ended July 31, 2015 and for the period from inception, March 19, 2014, through July 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended July 31, 2015 and for the period from inception to July 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company had no revenues for the period from inception through July 31, 2014 resulting in losses for that period. The Company did record its first sales in the year ended July 31, 2015; however, the Company continued to incur losses from operations, and, accordingly, has a deficit of $305,801 as July 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Piercy Bowler Taylor and Kern

Piercy Bowler Taylor and Kern,
Certified Public Accountants
Salt Lake City, Utah

November 30, 2015

Odyssey Group International, Inc.

Balance Sheets

	July 31, 2015	July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,350	$45,980
Deposit	–	210,000
	$5,350	$255,980

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$65,735	$–
Accrued wages	80,000	14,000
Note payable, including accrued interest	17,916	239,583
	163,651	253,583
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 114,750,000 issued and outstanding	114,750	114,750
Additional paid-in capital	32,750	32,750
Deficit	(305,801)	(145,103)
	(158,301)	2,397
	$5,350	$255,980

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Operations

	For the Year Ended July 31, 2015	For the Period from Inception, March 19, 2014 through July 31, 2014

Revenues	$257,220	$–

Costs of goods sold	228,490	–

Gross profit	28,730	–

General and administrative expense	184,628	135,520

Loss from operations	(155,898)	(135,520)

Interest expense	(4,800)	(9,583)
Net loss	$(160,698)	$(145,103)

Basic net loss per share:	$(0.00)	$(0.00)

Weighted average number of shares	114,750,000	106,501,781

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Stockholders’ Equity (Deficiency)

For the Period from Inception, March 19, 2014 through July 31, 2014

And for the Year Ended July 31, 2015

	Common Stock		Additional Paid-In		Total Equity
	Shares	Dollars	Capital	Deficit	(Deficiency)

Issuance of common stock for rights to a formula	100,000,000	$100,000	$(100,000)	$–	$–

Sale of common stock for cash, including 2,570,000 shares to a director and an officer for $25,700	14,750,000	14,750	132,750	–	147,500

Net loss	–	–	–	(145,103)	(145,103)

Balances July 31, 2014	114,750,000	$114,750	$32,750	$(145,103)	$2,397

Net loss	–	–	–	(160,698)	(160,698)

Balances July 31, 2015	114,750,000	$114,750	$32,750	$(305,801)	$(158,301)

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Cash Flows

	For the Year Ended July 31, 2015	For the period from Inception, March 19, 2014 through July 31, 2014

Operating activities
Net loss	$(160,698)	$(145,103)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Decrease (increase) in deposit	210,000	(210,000)
Increase in accounts payable	65,735	–
Increase in accrued wages	66,000	14,000
Increase in accrued interest	4,800	–
Net cash provided by (used in) operating activities	185,837	(341,103)

Financing activities
Payments on note payable	(226,467)	–
Proceeds from note payable	–	239,583
Sale of common stock	–	147,500
Net cash provided by (used in) financing activities	(226,467)	387,083

Net change in cash and cash equivalents	(40,630)	45,980
Cash and cash equivalents, beginning of period	45,980	–
Cash and cash equivalents, end of period	$5,350	$45,980

Noncash financing activities:
Common stock issued in exchange for formula rights valued at transferor’s basis of zero	$–	$100,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

1. Nature of Operations

The Company is a trans-disciplinary health and wellness product development Company involved in the discovery, development and commercialization of a broad range of health and wellness products to improve human health. The Company has developed, and subsequent to July 31, 2014, begun marketing a product to provide athletic enhancement products to improve the human body’s function during athletic stress (Note 7).

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) generally requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of accounting

The Company has not elected to adopt the option available under GAAP to measure any of its eligible financial instruments or other items. Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting unless otherwise required by GAAP.

Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. No fully diluted loss per share is presented, because it would be anti-dilutive.

Revenue recognition

The Company recognizes revenue generally when products are shipped to its customers. Sales terms do not include significant rights of return.

3. Related Party Transactions and Balances

The Company has a common officer with EcoScientific, Inc., which contributed substantially to the research and development of the health and wellness formula that was acquired by the Company in March 2014. The Company issued 25,000,000 shares of common stock to EcoScientific, Inc. for its interest in the formula. The intangible asset consisting of the formula interest was valued at a transferor’s basis of zero since the transferor’s costs solely consisted of research and development expenditures that are not capitalizable under GAAP.

4. Note Payable

Subject to periodic payments that come due based on sales, the note fully matures in January 2016, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of July 31, 2015, the note may be converted into 1,791,600 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

5. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

6. Income Taxes

As of July 31, 2015 and July 31, 2014, the Company has net deferred tax assets of $107,030 and $50,786 consisting of net operating loss carryforwards that expire in 2035 and 2034 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 7), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

7. Going Concern

Although the Company realized no revenues for the period from inception through July 31, 2014, it acquired a health and wellness formula, and it has further developed and commercialized the formula into an athletic enhancement product, RegeneFit™, prior to its first fiscal year end, to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses through that date. As a result, the Company has an operating deficit of $305,801 as of July 31, 2015. In August 2015, the Company terminated its distribution agreement with its distributor and intends to register the Company for international business operations (Note 8). The Company intends to continue domestic operations and contract other domestic distributors to sell its product. The Company is also reviewing its business model to distribute product on its own.

These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may base itself on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may present themselves to the Company.

8. Subsequent Events

On August 4, 2015, the Board of Directors authorized the Company to register for international business operations, including selection of an international manufacturer of the Company’s product. The Board of Directors resolved to select an international manufacturer in Oslo, Norway. The Company has since approached the new manufacturer, but has not yet entered into a final business agreement.

In August 2015, the Company terminated a 2-year distribution agreement with its domestic distributor. As of the date of this report, the Company has not entered into a domestic distribution agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officers, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until there are sufficient personnel, and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements, which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only our report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this filing:

Name	Age	Position
Executive Officers:
Steve Miller	57	Chairman of the Board, CEO, President
James Short	41	CFO, Secretary
Directors:
Steve Miller	57	Director
James Short	41	Director
Kevin Wiltz	49	Director

Executive Officers

Steve Miller has served as our Chairman of the Board, CEO and President and as a director of our company since our inception. See “Executive Compensation—Summary Compensation Table.” Mr. Miller has worked in the product development side of the nutraceutical industry for over fifteen years. Since 2000, Mr. Miller has developed sales channels and supply chains worldwide as he has supported clients of Eco Scientific Labs, where he has served as Chief Operations Officer. Mr. Miller additionally has a background in finance that enables him to understand the financial aspects of an operating public company. Likewise, Mr. Miller has extensive experience in working with regulatory agencies regarding distribution and product registration worldwide.

We believe that Mr. Miller possesses specific attributes that qualify him to serve as Chairman of our board of directors, including his extensive experience in the health and wellness industry while working with and managing companies within the industry and as a board member his knowledge about product strategies and marketing will assist the company in developing businesses. Mr. Miller has management experience in a publicly traded company, and we believe his corporate governance practices will assist the company in complying with legal and industry standards.

James Short has served as our Secretary and as a director of our company since our inception. Mr. Short has 14 years of business experience and has worked in numerous other functions of capital raising and structuring. Mr. Short has 14 years of experience in the health and wellness industry. Mr. Short worked most recently as a Major Account Executive at Time Warner Cable focusing on large data applications, Metro E, Cloud Services, Data Storage, Bulk Video and Voice Services. Prior to that, Mr. Short was a co-founder and Vice President of Business Relations at Regeneca, Inc., a health and wellness company and was a Senior Account Executive at Dermacia, Inc., a dermatological company.

We believe that Mr. Short possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience as a business owner, investor, and roles in raising capital. Mr. Short has strong ties to the business world, and we believe his experience will help our company develop better marketing networks and competitive marketing strategies and assist the Company in developing capital raising efforts.

Directors

Kevin Wiltz has served as a director of our company since our inception. Mr. Wiltz has over 20 years of upper level management pertaining to Business Development for startup companies. He has served as a Director of many small emerging companies in both the technology and nutritional industries focusing on businesses development of sales channels.  Mr. Wiltz has sold products worldwide, emphasizing Asian markets. Since 2010, Mr. Wiltz has held a Director Position with Polar Web Media, a worldwide media agency, and currently advises clients of Polar Web on international product distribution. We believe that Mr. Wiltz possesses specific attributes that qualify him to serve as a member of our board of directors.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and all employees. It may be obtained free of charge by writing to Odyssey Group International, Inc., Attn: Chief Executive Officer, 4262 Blue Diamond Rd., Suite 102-281, Las Vegas, NV 89139.

Board of Directors

Our board of directors currently consists of three members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and three directors are currently authorized.

Director Independence

Under the rules of the national securities exchanges, a majority of a listed company’s board of directors must be comprised of independent directors, and each member of a listed company’s audit, compensation, and nominating and corporate governance committees must be independent as well. Under the same rules, a director will only qualify as an “independent director” if that company’s board of directors affirmatively determines that such director has no material relationship with that company, either directly or as a partner, shareholder or officer of an organization that has a relationship with that company.

In addition, following the effectiveness of the registration statement of which this prospectus is a part, the members of our audit committee must satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Rule 10A-3. In order to be considered to be independent for purposes of Rule 10A-3, no member of the audit committee may, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the company or any of its subsidiaries or (2) be an affiliated person of the company or any of its subsidiaries.

None of our current directors is considered independent. Our company is in the process of forming our audit committee, as noted by our auditors.

Committees of our Board of Directors

In the event that our common stock becomes listed on a national stock exchange or an automated quotation system, we will be required to maintain audit, compensation and nominating and corporate governance committees. We currently have no committees. Rather, the functions typically associated with audit and other such committees are performed by our board of directors, which currently consists of three members who are not considered independent.

Audit Committee. We intend to establish an audit committee, which will consist of independent directors. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. Our Board of Directors does not have a standing compensation committee responsible for determining executive and director compensation. Instead, the Board of Directors fulfills this function, and each member of the Board participates in the determination.  Given the small size of our company and its Board and the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process. Accordingly, the Board of Directors has concluded that the Company and its stockholders would be best served by having the Board of Directors act in place of a compensation committee. When acting in this capacity, the Board does not have a charter.

In considering and determining executive and director compensation, our Board of Directors reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to the Company’s officers. The Board of Directors also determines and approves any non-cash compensation to any employee. We have not and do not intend to engage consultants in determining or recommending the compensation to our officers or employees.

Indemnification of Directors and Officers

Sections 78.7502 and 78.751 of the Nevada Revised Statutes provides that directors and officers of Nevada corporations may, under certain circumstances, be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them as a result of any suit brought against them in their capacity as a director or officer, if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. Section 78.7502 of the Nevada Revised Statutes also provides that directors and officers of Nevada corporations also may be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Article VIII of our articles of incorporation provides that we shall, to the fullest extent permitted by the laws of the State of Nevada, indemnify our directors, officers and certain other persons. Article V, Section 1 of our bylaws provides that our directors, officers and certain other persons shall be indemnified and held harmless by us to the fullest extent permitted by the laws of the State of Nevada.

Anti-Takeover Effects of Provisions of Nevada State Law

We may be or in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada or through an affiliated corporation.

The law focuses on the acquisition of a “controlling interest,” which means the ownership of outstanding voting shares is sufficient, but for the control share law to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (1) one-fifth or more but less than one-third, (2) one-third or more but less than a majority, or (3) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with that person, obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to take away voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights, is entitled to demand fair value for such stockholder's shares.

Nevada's control share law may have the effect of discouraging corporate takeovers.

In addition to the control share law, Nevada has a business combination law, which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder" unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of the company from doing so if it cannot obtain the approval of our Board of Directors.

Family Relationships

There are no family relationships among the directors and executive officers of our company.

Conflicts of Interest

There are no conflicts of interest with any officers, directors or executive staff.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 11.	Executive Compensation

Summary Compensation Table

The following Summary Compensation Table provides certain summary information concerning the compensation of our Chief Executive Officer and our other two highest compensated executive officers.

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Steve Miller Chief Executive Officer, President and Chairman of the Board	2015	28,500	-0-	-0-	-0-	-0-	-0-	28,500

James Short Secretary and Director	2015	28,500	-0-	-0-	-0-	-0-	-0-	28,500

Kevin Wiltz Director	2015	9,000	-0-	-0-	-0-	-0-	-0-	9,000

____________

(1)	All employees have agreed to defer salary payments until we have raised additional capital. All salary will accrue and be paid either in cash or stock, at the employee’s election. If an employee elects to receive shares of our stock in lieu of cash, the number of shares will be determined based upon the fair market value on the date the employee notifies us of such election. Excludes other compensation in the form of perquisites and other personal benefits that constitute less than $10,000.
(2)	In fiscal year 2016, we have agreed to pay the following salaries: Steve Miller, $6,000; James Short, $6,000; and Kevin Wiltz, $-0-.

Narrative Disclosure to Summary Compensation Table

We review compensation annually for all of our employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

Outstanding Equity Awards at Year-End

We did not have any outstanding awards of equity securities as of the end of the fiscal year ended July 31, 2015. We have not adopted any equity compensation plans and have not made any awards of equity to any individual during the fiscal year ended July 31, 2015.

Employment Agreements

We currently have no written employment agreements with any of our named executive officers or other employees.

Pension Benefits

We currently do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Non-Qualified Deferred Compensation

We currently do not maintain any nonqualified deferred compensation plan or arrangement under which our named executive officers are entitled to participate.

Employee Benefit Plans

We currently do not maintain any employee benefit plan of any kind for our employees.

Compensation of Directors

At this time, members of our company’s directors are not entitled to compensation for service on our company’s board of directors, nor on any other committee thereof. In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our company’s board of directors and committees thereof.

Limitation of Liability and Indemnification Matters

Our articles of incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Nevada law.

Our articles of incorporation and bylaws authorize our company to provide indemnification to our directors and officers and persons who are or were serving at our request as a director, officer, manager or trustee of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise to the fullest extent permitted by Nevada law. Our articles of incorporation and bylaws also authorize our company, by action of our board of directors, to provide indemnification to employees and agents of our company and persons who are serving or did serve at our request as an employee or agent of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise with the same scope and effect as provided to our directors and officers as described above.

Our company has not entered into any indemnification agreement with any of its directors or officers.

No pending litigation or proceeding involving a director, officer, employee or other agent of our company currently exists as to which indemnification is being sought. We are not aware of any threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent of our company.

We anticipate obtaining director and officer liability insurance with respect to possible director and officer liabilities arising out of certain matters, including matters arising under the Securities Act. See “Disclosure of SEC Position on Indemnification for Securities Act Liabilities.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Beneficial ownership is determined in accordance with the rules of the SEC. Each stockholder’s percentage of beneficial ownership as of November 30, 2015 set forth in the following table is based on 114,830,000 shares of our common stock outstanding at the date of this prospectus.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Group International, Inc., 4262 Blue Diamond Rd., Suite 102-281, Las Vegas, NV 89139. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class **
Steve Miller(1)(6)	25,000,000	21.79%
James Short (2)	70,000	<1%
Kevin Wiltz	2,500,000	2.18%
Market Group International(3)(6)	25,000,000	21.79%
Adwin, LLC(4)(6)	25,000,000	21.79%
Regal Growth, LLC(5)(6)	25,000,000	21.79%

All Persons Named in the Summary Compensation Table and Directors and Executive Officers as a Group (3 persons)	27,570,000	24.02%

________________

*  Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this prospectus are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

**  Percent of class is calculated on the basis of the number of shares outstanding on the date of this prospectus plus the number of shares the person has the right to acquire within 60 days of the date of this prospectus.

(1)	Includes 25,000,000 shares owned of record by EcoScientific, Inc. which is beneficially owned by Mr. Miller.
(2)	Includes 50,000 shares issued to Mr. Short’s spouse, over which he disclaims beneficial ownership.
(3)	Market Group International is 100% owned beneficially and of record by Robert VanBoren.
(4)	Adwin LLC is 100% owned beneficially and of record by Pablo Penaloza.
(5)	Regal Growth, LLC is 100% owned beneficially and of record by William Reininger.
(6)	The Company issued 100,000,000 shares of common stock in total to four parties to acquire all of the proprietary rights in and to the formula called “RegeneFit™.” 25,000,000 shares of common stock were issued to each EcoScientific, Inc., Market Group International, Adwin LLC, and Regal Growth, LLC in exchange for their interest in the formula.

We have not authorized any securities for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

We have entered into the following material related party transactions:

The company has a common officer, Steve Miller, with EcoScientific, Inc., which contributed substantially to the research and development of a health and wellness formula that was acquired by the Company in March 2014. The Company issued 25,000,000 shares of common stock to EcoScientific, Inc. to acquire its interest in the formula. The Company issued 100,000,000 shares of common stock in total to acquire all of the proprietary rights in and to the formula called “RegeneFit™,” as well as the respective rights, titles and interests in and to the formula, of which 25,000,000 shares of the 100,000,000 shares of common stock were issued to EcoScientific, Inc. for its interest in the formula. The remaining 75,000,000 shares of common stock were issued to non-related parties for their respective rights and interests in the formula. The intangible asset consisting of the formula interest was valued at a transferor’s basis of zero since the transferor’s costs solely consisted of research and development expenditures that are not capitalized under GAAP. The Contribution Agreement does not contain any conditions to the contribution of the formula or permit either party to terminate the agreement except upon a breach of the representations and warranties by the other party or if any governmental authority prohibits the contribution. No such breach has occurred and the formula was transferred exclusively to the company. There are no minimum purchase or other requirements necessary for the company to maintain ownership of the formula.

Kevin Wiltz, a director of our Company was issued 2,500,000 shares of our common stock for a subscription price of $25,000 in cash, which shares constitute approximately 2.2% of the outstanding shares of our common stock on the date of this prospectus.

James Short, the Secretary of our company, and members of his immediate family were issued in aggregate 70,000 shares of our common stock for an aggregate subscription price of $700 in cash, which shares constitute in the aggregate approximately 1% of the outstanding shares of our common stock on the date of this prospectus.

Director Independence

Our board of directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934. As of the date of this prospectus, none of our directors satisfies these independence conditions.

Interests of Named Experts and Counsel

Christopher A. Wilson, Esq., a partner in the law firm Wilson & Oskam, LLP, owns 35,000 shares of our common stock.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees related to services performed by Piercy Bowler Taylor & Kern for the period from inception, March 19, 2014 through July 31, 2014 and year ended July 31, 2015:

		Year Ended	For the Period From Inception, March 19, 2014 through
		2015	July 31, 2014
Audit fees	(1)	$44,199	$–
Audit-related fees	(2)	–	–
Taxation services	(3)	–	–
Accounting and other services	(4)	–	–
	Total	$	$

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2015 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2015 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

PART IV

Item 15.	Exhibits

Exhibit Number	Exhibit Description
5.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
101.INS*	XBRL Instance file
101.SCH*	XBRL Schematic file
101.CAL*	XBRL Calculation file
101.DEF*	XBRL Definition file
101.LAB*	XBRL Label file
101.PRE*	XBRL Presentation file

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 30, 2015.

ODYSSEY GROUP INTERNATIONAL, INC.

By: /s/ Steve Miller Steve Miller Chief Executive Officer, President and Director (Principal Executive Officer)

By: /s/ Steve Miller Steve Miller Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Steve Miller	Chief Executive Officer, President, Director	November 30, 2015
Steve Miller	(Principal Executive Officer)

/s/James Short	Chief Financial Officer, Secretary, Director	November 30, 2015
James Short	(Principal Financial Officer)
/s/Kevin Wiltz	Director	November 30, 2015

