Form 10-Q
period 2015-10-31
Odyssey Group International, Inc.
filed 2015-12-22
CIK 1626644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

Form 10-Q

________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             ..

Commission File No. 333-200785

____________________________________

Odyssey Group International, Inc.

(Exact Name of Registrant as Specified in its Charter)

 ____________________________________

Nevada	47-1022125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4262 Blue Diamond Road, Suite 102-281

Las Vegas, Nevada 89139

(702) 751-1418

(Address and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

 ____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

114,750,000 shares of common stock, par value $.001 per share, outstanding as of December 21, 2015.

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended October 31, 2015

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	October 31, 2015 (Unaudited)	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$5,793	$5,350
	$5,793	$5,350

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$67,861	$65,735
Accrued wages	83,000	80,000
Note payable, including accrued interest	38,227	17,916
	189,088	163,651
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding
Common stock, $.001 par value; 500,000,000 shares authorized with 114,750,000 issued and outstanding	114,750	114,750
Additional paid-in capital	32,750	32,750
Deficit	(330,795)	(305,801)
	(183,295)	(158,301)
	$5,793	$5,350

See Notes to Financial Statements.

3

Odyssey Group International, Inc.

Statement of Operations

	Three Months Ended October 31,
	2015 (Unaudited)	2014 (Unaudited)

Revenues	$–	$138,303

Costs of goods sold	–	124,089

Gross profit	–	14,214

General and administrative expense	24,683	54,299

Loss from operations	(24,683)	(40,085)

Interest expense	(311)	(3,394)
Net loss	$(24,994)	$(43,479)

Basic net loss per share:	$(0.00)	$(0.00)

Weighted average number of shares	114,750,000	114,750,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Cash Flows

	Three Months Ended October 31,
	2015 (Unaudited)	2014 (Unaudited)

Operating activities
Net loss	$(24,994)	$(43,479)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Increase in accounts receivable	–	(16,920)
Decrease in deposit	–	121,399
Increase in accounts payable	2,126	35,939
Increase in accrued wages	3,000	21,000
Increase in accrued interest	311	3,394
Net cash provided by (used in) operating activities	(19,557)	121,333

Financing activities
Payments on note payable	–	(121,383)
Proceeds from notes payable	20,000	–
Net cash provided by (used in) financing activities	20,000	(121,383)

Net change in cash and cash equivalents	443	(50)
Cash and cash equivalents, beginning of period	5,350	45,980
Cash and cash equivalents, end of period	$5,793	$45,930

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended October 31, 2015, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the interim period are not necessarily indicative of the results to be expected for the full year.

1. Nature of Operations

The Company is a trans-disciplinary health and wellness product development Company involved in the discovery, development and commercialization of a broad range of health and wellness products to improve human health. The Company has developed, and subsequent to July 31, 2014, begun marketing a product to provide athletic enhancement products to improve the human body’s function during athletic stress (Note 6).

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

3. Notes Payable

As of October 31, 2015, the Company has entered into multiple convertible promissory notes, which fully mature in September 2016, bear interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of October 31, 2015, these notes have a balance of $20,200 and may be converted into 80,800 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of October 31, 2015, the Company has carried a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2016, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of October 31, 2015, the note has a balance of $18,027 and may be converted into 1,802,700 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

4. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

5. Income Taxes

As of October 31, 2015 and 2014, the Company has net deferred tax assets of $115,778 and $66,004 consisting of net operating loss carryforwards that expire in 2036 and 2035 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 6), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

6. Going Concern

Although the Company realized no revenues for the three months ended October 31, 2015, it developed and commercialized a formula in fiscal year 2015, Fit, which improves the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses through that October 31, 2015. As a result, the Company has an operating deficit of $330,795 as of October 31, 2015. In August 2015, the Company terminated its distribution agreement. On August 4, 2015, the Board of Directors authorized the Company to register for international business operations, including selection of an international manufacturer of the Company’s product. The Company has approached the new manufacturer, but has not yet entered into a final business agreement. The Company intends to continue domestic operations and approach other domestic distributors to sell its product. The Company is also reviewing its business model to distribute product on its own.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this prospectus regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

We have a deficit of $330,795 as of October 31, 2015. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at October 31, 2015 and anticipated revenue from the sales of our current product may not provide sufficient working capital to meet our current operating expenses through July 31, 2016; however, we continue to cut overhead expenses and intend to grow our business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by January 31, 2016, we will adjust our current business plan to rely upon a new marketing strategy based on verbal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials).We may also have to consider focusing solely on our current product, Fit, to market, sell, and distribute and would not be able to research and develop other product possibilities that may present themselves to the Company. If no additional capital is available, we may also be forced to curtail purchase of inventory of Fit, which would eliminate all of our sales revenue.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the fiscal year ended July 31, 2015 based on the fact that we do not have adequate working capital to finance our day-to-day operations. As shown in the accompanying financial statements, the Company acquired a health and wellness formula and is in its third year of operations. The Company had its first sales in the previous year, but the Company continues to incur losses. The Company did not have sales in the three months ended October 31, 2015, which is due to the termination with its only distributor (Note 6). The Company anticipates international business registration and approaching and engaging both domestic and international distributors to continue the sale of its product (Note 6). Until this occurs, the Company will not realize sales of its product and continue to incur losses. There can be no assurance that the Company will be successful in marketing and selling its developed products domestically or internationally. The Company intends to continue domestic operations and contract other domestic distributors to sell its product. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans also include engaging in further research and development and marketing activity and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital and increasing revenue and earnings from the sale of products. There can be no assurance that we will be successful in marketing and selling its developed products to sustain adequate working capital to finance the day-to-day operations. Our continued existence may depend on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Revenue

Revenue is derived from product sales of a health supplement product called Fit.

The Company began marketing Fit as a health supplement to provide athletic enhancement to improve the human body’s function during athletic stress.

For the three months ended October 31, 2015, the Company did not have sales due to the termination of the Company’s only distributor. For the three months ended October 31, 2014 the Company had sales $138,303. These were the first sales of the Company since inception.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company did not have costs of goods sold for the three months ended October 31, 2015, a decrease of 100%. For the three months ended October 31, 2014 the costs of sales were $124,089. The decrease is due to the Company having no sales for the three months ended October 31, 2015 due to the termination of its only product distributor.

Gross Profit and Gross Margin

For the three months ended October 31, 2015, gross profit decreased by $14,214 or 100% when compared to the three months ended October 31, 2014. The decrease is due the termination of the Company’s only product distributor.

Our gross margin will continue to be affected by a variety of factors that include the volume of sales as the Company transitions into an international business model as well as the costs of goods sold may be affected as the Company intends to engage international third party manufacturers for its product.

Operating Expenses

Our operating expenses consists primarily of general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses decreased by $29,546 or 54% from the three months ended October 31, 2014 to the three months ended October 31, 2015. The decrease in operating expenses is mainly due to the decrease in wages to officers and directors as well as legal and professional fees for the three months ended October 31, 2015. On May 5, 2015, the Board of Directors resolved to decrease wages for officers and directors resulting in a $18,000 decrease in wage expense for the three months ended October 31, 2015. Due to the successful registration and filing of the Company with the SEC, the Company reduced its legal and professional expenses by $8,875 from the three months ended October 31, 2014 to the three months ended October 31, 2015.

Loss from Operations

Loss from operations increased from a loss of $40,085 for the three months ended October 31, 2014 to a loss of $24,683 for the three months ended October 31, 2015. The loss for the three months ended October 31, 2014 was largely a result of legal and professional fees associated with the registration of the Company with the SEC and financial reporting. The loss for the three months ended October 31, 2015 is mainly due to the Company terminating its agreement with its only distributor, which resulted in zero sales for the quarter.

Interest expense

Interest expense was $311 for the three months ended October 31, 2015 compared to interest expense of $3,394 for the three months ended October 31, 2014. The decrease in interest expense attributed to the Company paying down 93% of its note payable during fiscal year 2015.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended October 31, 2015 and 2014 as presented below:

	Three Months Ended October 31,
	2015	2014

Net cash provided by (used in) operating activities	$(19,557)	$121,333
Net cash provided by (used in) financing activities	$20,000	$(121,383)

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. For the three months ended October 31, 2014 the Company carried a note payable with a balance of $121,614. As of October 31, 2015 we paid down the note payable by$103,567. In addition, for the three months ended October 31, 2015 we entered into convertible promissory notes for $20,000. As of October 31, 2015, these notes payable have a balance of $38,227. As of October 31, 2015 and July 31, 2015, we had cash and cash equivalents of $5,793 and $5,350, respectively. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, our company may need to suspend any purchase of Fit inventory and/or the creation of new athletic enhancement products until market conditions improve.

On April 1, 2014, we issued a “Secured Participating Promissory Note” (the “Note”) to Vivakor, Inc. in the amount of $230,000 plus simple interest of 12.5% per annum that shall become due and payable on January 1, 2016. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. On January 1, 2016, the Note may be converted into shares of the Company at $0.01 per share. However, we have paid the note down, and as of October 31, 2015, it had a balance of $18,027.

Inflation

Inflation generally will cause suppliers to increase their rates. In connection with such rate increases, we may or may not be able to increase our pricing to consumers. Inflation could cause both our investment and cost of goods sold to increase, thereby lowering our return on investment and depressing our gross margins.

Off Balance Sheet Arrangements

Our company has no material off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide information under this item.

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements, which could be material to the annual or interim financial statements, could occur that would not be prevented or detected.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only our report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Our company is not a party to any legal proceeding.

Item 1A.	Risk Factors

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

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business plan and strategy or become profitable. See Note 6 of the Notes to the Financial Statements and the Audit Report for further detail.

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

If we are unable to raise sufficient capital, then we intend to continue to sell the Fit product but will scale back our marketing efforts by reducing our use of paid marketing channels. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance athletic enhancement products, services, capabilities and systems or otherwise respond to competitive pressures would be limited significantly. We will also scale back or delay implementation of research and development of new products and look for other types of vertical integration at a cheaper rate. Thus, the unavailability of capital could harm substantially our business, results of operations and financial condition.

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

We are engaged in the business of identifying and selecting manufacturing and distribution channels for our Fit product and establishing agreements with distributors to market our products. In our agreements with our manufacturers we disclose the proprietary formula for Fit. We retain all proprietary right to the formula, while our current manufacturers, Ubiquity International, LLC retain rights to its proprietary manufacturing and blending procedures. In the event that the manufacturer misappropriates our trade secrets, litigation to enforce these rights could cause us to divert resources away from business operations. Additionally, our distributors may perform such actions, such as offering it through discount retailing channels, which would damage the reputation of our company or our products that could potentially damage our business. Even after terminating our agreement with such a distributor, the reputational damage to our company or our products could be long lasting, especially with products that are new to the market.

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

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and an Audit Committee Charter, we have not yet adopted any of the other corporate governance measures, and, since our securities are not currently listed on a national securities exchange or NASDAQ, we are not currently required to do so. We intend, however, upon the effectiveness of the registration statement of which this prospectus is a part, to apply for the listing of our common stock on a national stock exchange or an automated quotation system. There can be no assurance that any application for the listing of our common stock will be approved. In the event that our common stock becomes listed, we will be required to adopt these other corporate governance measures, and we intend to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions

Our Articles of Incorporation provide that certain proceedings may only be instituted in the District Courts of Nevada, which may prevent or delay such proceedings and will increase the costs to enforce shareholder rights.

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

Item 2.	Recent Sales of Unregistered Securities

In June and July 2014, we sold 14,750,000 shares of our common stock to accredited investors pursuant to a private placement. In September 2015, we sold 80,000 shares of our common stock to accredited investors pursuant to a private placement.

Item 3.	Default on Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 22, 2015.

ODYSSEY GROUP INTERNATIONAL, INC.

By: /s/ Steve Miller Steve Miller Chief Executive Officer, President and Director (Principal Executive Officer)

By: /s/ James Short James Short Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steve Miller	Chief Executive Officer, President, Director	December 22, 2015
Steve Miller	(Principal Executive Officer)

/s/ James Short	Chief Financial Officer, Secretary, Director	December 22, 2015
James Short	(Principal Financial Officer)

