Form 10-Q
period 2016-01-31
Odyssey Group International, Inc.
filed 2016-03-15
CIK 1626644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

114,750,000 shares of common stock, par value $.001 per share, outstanding as of March 14, 2016

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended January 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	January 31, 2016 (Unaudited)	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,554	$5,350
	$1,554	$5,350

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,646	$65,735
Accrued wages	86,000	80,000
Note payable, including accrued interest	95,307	17,916
	200,953	163,651
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding
Common stock, $.001 par value; 500,000,000 shares authorized with 114,750,000 issued and outstanding	114,750	114,750
Additional paid-in capital	32,750	32,750
Deficit	(346,899)	(305,801)
	(199,399)	(158,301)
	$1,554	$5,350

 See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Operations

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015

Revenues		$100,917		$239,220

Costs of goods sold		88,601		212,690

Gross profit		12,316		26,530

General and administrative expense	$14,736	61,795	$39,419	116,094

Loss from operations	(14,736)	(49,479)	(39,419)	(89,564)

Interest expense	(1,368)	(1,186)	(1,679)	(4,580)
Net loss	$(16,104)	$(50,665)	$(41,098)	$(94,144)

Basic net loss per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	114,750,000	114,750,000	114,750,000	114,750,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Cash Flows

	Six Months Ended January 31,
	2016 (Unaudited)	2015 (Unaudited)

Operating activities
Net loss	$(41,098)	$(94,144)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Increase in accounts receivable		(47,151)
Decrease in deposit	–	210,000
Increase in accounts payable	2,623	66,659
Increase in accrued salaries	6,000	42,000
Increase in accrued interest	1,679	4,580
Net cash provided by (used in) operating activities	(30,796)	181,944

Financing activities
Payments on note payable	–	(192,069)
Proceeds from notes payable	27,000	–
Net cash provided by (used in) financing activities	27,000	(192,069)

Net change in cash and cash equivalents	(3,796)	(10,125)
Cash and cash equivalents, beginning of period	5,350	45,980
Cash and cash equivalents, end of period	$1,554	$35,855

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended January 31, 2016, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments).

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

3. Notes Payable

As of January 31, 2016, the Company has entered into multiple convertible promissory notes, which fully mature in September 2016, bear interest at 12.0% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of January 31, 2016, these notes have a balance of $20,800 and may be converted into 83,200 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of January 31, 2016, the Company has carried a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2017, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of January 31, 2016, the note has a balance of $74,507 and may be converted into 7,450,700 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

4. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

5. Income Taxes

As of January 31, 2016 and 2015, the Company has net deferred tax assets of $130,162 and $84,197 consisting of net operating loss carryforwards that expire in 2036 and 2035 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 6), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

6. Going Concern

Although the Company realized no revenues for the six months ended January 31, 2016, it developed and commercialized a formula in fiscal year 2015, Fit, which improves the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses through that January 31, 2016. As a result, the Company has an operating deficit of $346,899 as of January 31, 2016. In August 2015, the Company terminated its distribution agreement. On August 4, 2015, the Board of Directors authorized the Company to register for international business operations, including selection of an international manufacturer of the Company’s product. The Company has approached the new manufacturer, but has not yet entered into a final business agreement. The Company intends to continue domestic operations and approach other domestic distributors to sell its product. The Company is also reviewing its business model to distribute product on its own. Subsequent to January 31, 2016, the Company also entered into a distribution agreement to assist in the distribution of the product, CardioMap (Note 7), a product developed by a third party.

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

7. Subsequent Event

On February 4, 2016, the Company entered into a distribution agreement to sell and distribute a new technology, CardioMap which is an advanced technology for early non-invasive testing of heart disease. The distribution agreement has a 5-year term and grants the Company the right to import, license, promote, and distribute the product.

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

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this prospectus, particularly the section titled “Risk Factors” incorporated by reference herein. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

We have a deficit of $346,899 as of January 31, 2016. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at January 31, 2016 and anticipated revenue from the sales of our current product may not provide sufficient working capital to meet our current operating expenses through July 31, 2016; however, we continue to cut overhead expenses and intend to grow our business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by April 30, 2016, we will adjust our current business plan to rely upon a new marketing strategy based on verbal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). We may also have to consider focusing solely on our current product, Fit, to market, sell, and distribute and would not be able to research and develop other product possibilities that may present themselves to the Company. If no additional capital is available, we may also be forced to curtail purchase of inventory of Fit, which would eliminate all of our sales revenue.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the fiscal year ended July 31, 2015 based on the fact that we do not have adequate working capital to finance our day-to-day operations. As shown in the accompanying financial statements, the Company acquired a health and wellness formula and is in its third year of operations. The Company had its first sales in the previous year, but the Company continues to incur losses. The Company did not have sales in the six months ended January 31, 2016, which is due to the termination with its only distributor (Note 6). The Company anticipates international business registration and approaching and engaging both domestic and international distributors to continue the sale of its product (Note 6). Until this occurs, the Company will not realize sales of its product and will continue to incur losses. There can be no assurance that the Company will be successful in marketing and selling its developed products domestically or internationally. The Company intends to continue domestic operations and contract other domestic distributors to sell its product. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans also include engaging in further research and development and marketing activity and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital and increasing revenue and earnings from the sale of products. There can be no assurance that we will be successful in marketing and selling its developed products to sustain adequate working capital to finance the day-to-day operations. Our continued existence may depend on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

For the six months ended January 31, 2016, the Company did not have sales due to the termination of the Company’s only distributor. For the six months ended January 31, 2015 the Company had sales of $239,220. These were the first sales of the Company since inception.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company did not have costs of goods sold for the six months ended January 31, 2016, a decrease of 100%. For the six months ended January 31, 2015 the costs of sales were $212,690. The decrease is due to the Company having no sales for the six months ended January 31, 2016 due to the termination of its only product distributor.

Gross Profit and Gross Margin

For the six months ended January 31, 2016, gross profit decreased by $26,530 or 100% when compared to the six months ended January 31, 2015. The decrease is due the termination of the Company’s only product distributor.

Our gross margin will continue to be affected by a variety of factors that include the volume of sales as the Company transitions into an international business model as well as the costs of goods sold may be affected as the Company intends to engage international third party manufacturers for its product.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses decreased by $76,675 or 66% from the six months ended January 31, 2015 to the six months ended January 31, 2016. The decrease in operating expenses is mainly due to the decrease in salaries to officers and directors as well as legal and professional fees for the six months ended January 31, 2016. On May 5, 2015, the Board of Directors resolved to decrease salaries for officers and directors resulting in a $36,000 decrease in salary expense for the six months ended January 31, 2016. Due to the successful registration and filing of the Company with the SEC, the Company reduced its legal and professional expenses by $35,931 from the six months ended January 31, 2015 to the six months ended January 31, 2016.

Loss from Operations

Loss from operations decreased from a loss of $94,144 for the six months ended January 31, 2015 to a loss of $41,098 for the six months ended January 31, 2016. The loss for the six months ended January 31, 2015 was largely a result of legal and professional fees associated with the registration of the Company with the SEC and financial reporting. The loss for the six months ended January 31, 2016 is mainly due to the Company terminating its agreement with its only distributor, which resulted in zero sales for the first and second quarter of 2016.

Interest expense

Interest expense was $1,368 for the three months ended January 31, 2016 compared to interest expense of $1,186 for the three months ended January 31, 2015.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended January 31, 2016 and 2015 as presented below:

	Six Months Ended January 31,
	2016	2015

Net cash provided by (used in) operating activities	$(30,796)	$181,944
Net cash provided by (used in) financing activities	$27,000	$(192,069)

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. For the six months ended January 31, 2015, the Company carried a note payable with a balance of $52,094. As of January 31, 2016, we obtained further financing and carry the note at $74,507. In addition, for the six months ended January 31, 2016, we entered into convertible promissory notes for $20,000. As of January 31, 2016, these notes payable have a balance of $20,800. As of January 31, 2016 and July 31, 2015, we had cash and cash equivalents of $1,554 and $5,350, respectively. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

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

On January 4, 2016, we entered into a “Master Revolving Note” (the “Note”) with Vivakor, Inc. with a maximum amount of $200,000 plus simple interest of 12.5% per annum that shall become due and payable on January 4, 2017. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our general assets, intangibles and intellectual property. On January 31, 2016, the Note has a balance of $74,507 and may be converted into shares of the Company at $0.01 per share.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

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

We have discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements, which could be material to the annual or interim financial statements, could occur that would not be prevented or detected.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only our report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

Our company is not a party to any legal proceeding.

Item 1A.	Risk Factors

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

If we are unable to raise sufficient capital, then we intend to continue to sell the Fit product but will scale back our marketing efforts by reducing our use of marketing channels. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance athletic enhancement products, services, capabilities and systems or otherwise respond to competitive pressures would be limited significantly. We will also scale back or delay implementation of research and development of new products and look for other types of vertical integration at a cheaper rate. Thus, the unavailability of capital could harm substantially our business, results of operations and financial condition.

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

The health and wellness industry is intensely competitive. We face competition from a large number of existing companies who have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience than we have. We have at least four types of competitors: (1) companies that directly market and sell nutraceutical products such as NuSkin, Herbalife, Nature’s Sunshine, LifePharm and Amway; (2) retail establishments that offer both their own brand and third party products such as General Nutrition Centers and Vitamin Shoppe; (3) general retailers such as Target and Walmart; and (4) retail pharmacies like CVS, Walgreens and Rite Aid. We believe that the general financial success of companies within the health and wellness market will continue to attract new competitors to the industry.

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2016.

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

Signature	Title	Date

/s/ Steve Miller	Chief Executive Officer, President, Director	March 14, 2016
Steve Miller	(Principal Executive Officer)

/s/ James Short	Chief Financial Officer, Secretary, Director	March 14, 2016
James Short	(Principal Financial Officer)

