Form 10-Q
period 2016-04-30
Odyssey Group International, Inc.
filed 2016-06-16
CIK 1626644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

Form 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             ..

Commission File No. 333-200785

_______________________________

Odyssey Group International, Inc.

(Exact Name of Registrant as Specified in its Charter)

_______________________________

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

114,750,000 shares of common stock, par value $.001 per share, outstanding as of June 16, 2016

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended April 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	April 30, 2016 (Unaudited)	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$14,931	$5,350
Accounts receivable	22,500	–
	37,431	5,350

Product distribution rights	47,500	–
	$84,931	$5,350

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,146	$65,735
Accrued wages	89,000	80,000
Notes payable, including accrued interest	184,368	17,916
	292,514	163,651
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 114,750,000 issued and outstanding	114,750	114,750
Additional paid-in capital	32,750	32,750
Deficit	(355,083)	(305,801)
	(207,583)	(158,301)
	$84,931	$5,350

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statements of Operations

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Revenues	$22,500	$18,000	$22,500	$257,220

Cost of goods sold	9,000	15,800	9,000	228,490

Gross profit	13,500	2,200	13,500	28,730

General and administrative expense	16,624	44,586	56,043	160,680

Loss from operations	(3,124)	(42,386)	(42,543)	(131,950)

Interest expense	(5,060)	(110)	(6,739)	(4,690)

Net loss	$(8,184)	$(42,496)	$(49,282)	$(136,640)

Basic net loss per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	114,750,000	114,750,000	114,750,000	114,750,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statements of Cash Flows

	Nine Months Ended April 30,
	2016 (Unaudited)	2015 (Unaudited)
Operating activities
Net loss	$(49,282)	$(136,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	2,500	–
Increase in accounts receivable	(22,500)	–
Decrease in deposit	–	210,000
Increase in accounts payable	2,123	45,712
Increase in accrued salaries	9,000	63,000
Increase in accrued interest	6,739	4,690
Net cash provided by (used in) operating activities	(51,420)	186,762

Investing activities
Purchase of product distribution rights	(50,000)	–

Financing activities
Payments on note payable	–	(226,467)
Proceeds from notes payable	111,001
Net cash provided by (used in) financing activities	111,001	(226,467)

Net change in cash and cash equivalents	9,581	(39,705)
Cash and cash equivalents, beginning of period	5,350	45,980
Cash and cash equivalents, end of period	$14,931	$6,275

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

The accompanying condensed interim financial information of Odyssey Group International, Inc. (the Company) as of and for the interim periods ended April 30, 2016, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted and should be read in conjunction with the Company’s audited annual financial statements as of and for the year ended July 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

1. Nature of Operations

The Company is a trans-disciplinary health and wellness product development enterprise involved in the discovery, development and commercialization of a broad range of health and wellness products to improve human health. The Company has developed, and subsequent to July 31, 2014, began marketing a product to provide athletic enhancement products to improve the human body’s function during athletic stress. Subsequent to February 4, 2016, the Company acquired the right to sell and distribute a new technology, CardioMap, which is an advanced technology for early non-invasive testing for heart disease (Note 6).

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

3. Notes Payable

As of April 30, 2016, the Company has entered into multiple convertible promissory notes, which fully mature one year from issuance. The notes currently held by the Company mature between September 2016 and April 2017, bear interest at 12.0% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of April 30, 2016, these notes have a balance of $36,400 and may be converted into 145,600 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of April 30, 2016, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2017, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of April 30, 2016, the note has a balance of $147,968 and may be converted into 14,796,800 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

4. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

5. Income Taxes

As of April 30, 2016 and July 31, 2015, the Company has net deferred tax assets of $133,027 and $107,030 consisting of net operating loss carryforwards that expire in 2036 and 2035 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 6), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

6. Going Concern

The Company has realized revenues of $22,500 for the nine months ended April 30, 2016. The Company developed and commercialized a formula in fiscal year 2015, Fit, which improves the human body’s function during athletic stress, and is expected to have further sales of this product in 2016. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses through that April 30, 2016. In February 2016, the Company also entered into a distribution agreement to sell and distribute a new technology, CardioMap, which is an advanced technology for early non-invasive testing for heart disease. As a result of these events, the Company has an operating deficit of $355,083 as of April 30, 2016. In August 2015, the Company terminated its distribution agreement for Fit with its third party distributor. On August 4, 2015, the Board of Directors authorized the Company to register for international business operations, including selection of an international manufacturer of the Company’s product. The Company has approached the new manufacturer, but has not yet entered into a final business agreement. The Company intends to continue domestic operations and approach other domestic distributors to sell its Fit product. The Company is also reviewing its business model to distribute product on its own.

These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company.

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

Overview

We have a deficit of $355,083 as of April 30, 2016. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at April 30, 2016 and anticipated revenue from the sales of our current product may not provide sufficient working capital to meet our current operating expenses through July 31, 2016; however, we continue to cut overhead expenses and intend to grow our business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by July 31, 2016, we will adjust our current business plan to rely upon a new marketing strategy based on verbal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials).We may also have to consider focusing solely on our current products, Fit and CardioMap, to market, sell, and distribute and would not be able to research and develop other product possibilities that may present themselves to the Company. If no additional capital is available, we may also be forced to curtail purchase of inventory of Fit and CardioMap, which would eliminate all of our sales revenue.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the fiscal year ended July 31, 2015 based on the fact that we do not have adequate working capital to finance our day-to-day operations. As shown in the accompanying financial statements, the Company acquired a health and wellness formula and is in its third year of operations. The Company had its first sales in the previous year, but the Company continues to incur losses. The Company has only realized sales of $22,500 in the nine months ended April 30, 2016, which is due to the termination of its only Fit distributor (Note 6). In February 2016, the Company also entered into a distribution agreement with VE Science Technologies LLC (the manufacturer) for the Company to sell and distribute a new technology, CardioMap, which is an advanced technology for early non-invasive testing for heart disease. (Note 6) The Company anticipates international business registration and approaching and engaging both domestic and international distributors to continue the sale of its product (Note 6). Until this occurs, the Company will not realize sales of Fit and may continue to incur losses. There can be no assurance that the Company will be successful in marketing and selling its developed products domestically or internationally. The Company intends to continue domestic operations and contract other domestic distributors to sell its product. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans also include engaging in further research and development and marketing activity and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital and increasing revenue and earnings from the sale of products. There can be no assurance that we will be successful in marketing and selling our developed products to sustain adequate working capital to finance the day-to-day operations. Our continued existence may depend on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Revenue

Revenue is derived from product sales of two products: a health supplement product called Fit and a heart scanning technology called CardioMap.

The Company began marketing Fit as a health supplement to provide athletic enhancement to improve the human body’s function during athletic stress. CardioMap is an advanced technology for early non-invasive testing for heart disease.

For the nine months ended April 30, 2016, the Company did not have sales of Fit due to the termination of the Company’s only distributor. The Company entered into a distribution agreement for CardioMap in February 2016 and had sales of $22,500 as of April 30, 2016. For the nine months ended April 30, 2015, the Company had sales of $257,220. These were the first sales of the Company since inception.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company had cost of goods sold of $9,000, which consists solely of the purchase CardioMap units for resale for the nine months ended April 30, 2016, a decrease of 96%. For the nine months ended April 30, 2015, the cost of sales were $228,490. The decrease is due to the Company having no sales of Fit for the nine months ended April 30, 2016 due to the termination of its only product distributor.

Gross Profit and Gross Margin

For the nine months ended April 30, 2016, gross profit decreased by $15,230 or 53% when compared to the nine months ended April 30, 2015. The decrease is due the termination of the Company’s only Fit product distributor. The realization of gross profit for the nine months ended April 30, 2016 is due to the sale of CardioMap units.

Our gross margin will continue to be affected by a variety of factors that include the volume of sales of CardioMap units and international Fit sales as the Company transitions into an international business model. The cost of goods sold will continue to be affected as the Company intends to purchase more CardioMap units and engage international third party manufacturers for its Fit product.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses decreased by $104,637 or 65% from the nine months ended April 30, 2015 to the nine months ended April 30, 2016. The decrease in operating expenses is mainly due to the decrease in salaries to officers and directors as well as legal and professional fees for the nine months ended April 30, 2016. On May 5, 2015, the Board of Directors resolved to decrease salaries for officers and directors resulting in a $36,000 decrease in salary expense for the nine months ended April 30, 2016. Due to the successful registration and filing of the Company with the SEC, the Company reduced its legal and professional expenses by $44,329 from the nine months ended April 30, 2015 to the nine months ended April 30, 2016.

Loss from Operations

Loss from operations decreased from a loss of $136,640 for the nine months ended April 30, 2015 to a loss of $49,282 for the nine months ended April 30, 2016. The loss for the nine months ended April 30, 2015 was largely a result of legal and professional fees associated with the registration of the Company with the SEC and financial reporting. The loss for the nine months ended April 30, 2016 is mainly due to the Company terminating its agreement with its only Fit distributor, which resulted in zero sales of Fit for the nine months ended April 30, 2016.

Interest expense

Interest expense was $6,739 for the nine months ended April 30, 2016 compared to interest expense of $4,690 for the nine months ended April 30, 2015.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended April 30, 2016 and 2015 as presented below:

	Nine Months Ended April 30,
	2016	2015
Net cash provided by (used in) operating activities	$(51,420)	$186,762
Net cash used in financing activities	(50,000)	–
Net cash provided by (used in) financing activities	111,001	(226,467)

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. For the nine months ended April 30, 2015, the Company carried a note payable with a balance of $17,916. As of April 30, 2016, we obtained further financing and carry the note at $147,968. In addition, for the nine months ended April 30, 2016, we entered into convertible promissory notes for $35,000. As of April 30, 2016, these notes payable have a balance of $36,400. As of April 30, 2016 and July 31, 2015, we had cash and cash equivalents of $14,931 and $5,350, respectively. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

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

On January 4, 2016, we entered into a “Master Revolving Note” (the “Note”) with Vivakor, Inc. with a maximum amount of $200,000 plus simple interest of 12.5% per annum that shall become due and payable on January 4, 2017. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our general assets, intangibles and intellectual property. On April 30, 2016, the Note has a balance of $147,968 and may be converted into shares of the Company at $0.01 per share.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

If we are unable to raise sufficient capital, then we intend to continue to sell the Fit and CardioMap products but will scale back our marketing efforts by reducing our use of marketing channels. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance athletic enhancement products, services, capabilities and systems or otherwise respond to competitive pressures would be limited significantly. We will also scale back or delay implementation of research and development of new products and look for other types of vertical integration at a cheaper rate. Thus, the unavailability of capital could harm substantially our business, results of operations and financial condition.

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

Our products consist of vitamins, minerals and botanicals and other ingredients that are classified as foods or dietary supplements and athletic enhancement products that are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We rely on published and unpublished safety information, including clinical studies, on ingredients used in our products and conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we may be subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

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

Item 2.	Recent Sales of Unregistered Securities

In June and July 2014, we sold 14,750,000 shares of our common stock to accredited investors pursuant to a private placement.

Item 3.	Default on Senior Securities
Not applicable.
Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
23.1* 31.1*	Consent of Independent Registered Public Accounting Firm Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 16, 2016.

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

Signature	Title	Date

/s/Steve Miller	Chief Executive Officer, President, Director	June 16, 2016
Steve Miller	(Principal Executive Officer)

/s/James Short	Chief Financial Officer, Secretary, Director	June 16, 2016
James Short	(Principal Financial Officer)

