Form 10-K
period 2016-07-31
Odyssey Group International, Inc.
filed 2016-11-02
CIK 1626644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2016	$1,147,500
Number of shares of common stock outstanding as of July 31, 2016	114,750,000

DOCUMENTS INCORPORATED BY REFERENCE

The Company hereby incorporates by reference all of the reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including but not limited to: None

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2016

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

General

Our Company is a trans-disciplinary product development enterprise involved in the discovery, development and commercialization of a broad range of products applied to our target industries. The Company has developed, and subsequent to July 31, 2014, began marketing a product called “Fit” to provide athletic enhancement products to improve the human body’s function during athletic stress. We currently own or control all proprietary rights in and to the formula called Fit as well as the respective rights, titles and interests in and to the formula. The formula is not patent protected, but is maintained solely as a trade secret. The Company has also acquired the right to sell and distribute a new technology called CardioMap®, which is an advanced technology for early non-invasive testing for heart disease.

Our business model is to develop or acquire product formulas, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have paid a third-party to manufacture inventory of our product called Fit.

We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various industries. We intend to provide our product, Fit, to improve the human body’s function during athletic stress and sell and distribute CardioMap®. We also intend to further identify and develop other products which may be used over various industries.

We intend to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio.

We intend to engage third party research and development firms who specialize in the creation of our products to assist us in the development of our own products from which we intend to obtain royalty payments of the future use of our products of third parties. We intend to apply for trademarks and patents once we have developed proprietary products.

Because there are many third party manufacturers capable of manufacturing our current Fit product and we can quickly switch from one manufacturer to another, we do not expect to be dependent on any single third party manufacturer. Currently, we have only authorized and may use two manufacturers to manufacture Fit.

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

Suppliers, Sources and Availability of Raw Materials

Our Fit product is manufactured with a number of essential raw ingredients, including primarily avian egg extract, marine mineral complex, shark cartilage, Aloe vera and green tea. We do not purchase raw materials directly and do not utilize supply or forward purchase contracts to ensure the availability of the raw materials. We allow our manufacturer to determine the best sources of the raw materials, and we believe these raw materials are readily available from a number of sources, except that our marine mineral complex, AlgaeCal, which is a proprietary product of the sole supplier, AlgaeCal, Inc. If AlgaeCal was not available to us, there are alternative sources of comparable marine mineral complex. As to raw materials other than AlgaeCal, we face some risk that raw materials will not be available.

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

Our objective is to grow revenue through marketing and sales of each of our current products, including Fit and CardioMap®. Although no assurances can be given, management anticipates company growth from the following areas:

1)

Distribution Agreements. In most cases, we will enter into distribution agreements with companies who already have sales professionals that already have experience selling health supplements through a variety of sales methods. These distribution agreements will allow us to more quickly achieve sales and revenue in the health products industries.

2)

Generate revenues from sales of Fit and CardioMap® and through the development and distribution of new products. We intend to market Fit and CardioMap® through third party distributors and through our own efforts, and we intend to market any new products that may be developed or acquired. We also intend to use other marketing and sales methods we have not implemented. We intend to develop such opportunities if and as they present themselves as capital resources permit.

3)	Identify and develop Fit and CardioMap® customers internationally and develop proprietary products. We intend to identify and find new Fit and CardioMap® customers by finding licensees with international opportunities.

Through strategic licensing agreements, product acquisitions and expanding sales and margins in our Fit and CardioMap® inventory acquisitions, we may seek to achieve a larger geographic footprint and to create branding, greater economies of scale and improved marketing, advertising and sales programs.

About Fit

Fit ingredients are a proprietary blend of “super foods.” Although there is no legal or medical definition of “super foods,” nutritionists generally agree that they are nutrient-rich foods considered to be especially beneficial for health and well-being because they contain concentrated doses of antioxidants, polyphenols, vitamins or minerals. Fit contains a proprietary “Young Tissue Extract,” which contains, among other ingredients, extract from incubated fertilized hen eggs. We believe that these proteins fortify the body against degeneration and may raise the production of the youth hormone DHEA, possibly lowering cortisol levels. We believe that this blend may increase the recovery rate after physical exercise and sports participation.

Fit also contains EGCG, a super antioxidant that helps mediate oxidative stress, which we believe, may enhance metabolism, help balance glucose levels, increase fat oxidation and aid in weight management.

About CardioMap®

The CardioMap® System is an internet service based on the new development of Dispersion Mapping Method in ECG analysis for the early, non-invasive testing of a heart disease (CHD). The heart monitoring system provides high quality 3-D visualization and diagnosis of the heart using advanced signal analysis.

CardioMap® provides a better level of diagnosis with its improved sensitivity levels that can detect early warning signs that would normally be invisible with standard ECG devices. The system can dramatically cut the costs associated with the detection of ischemic heart disease and will prove to be an invaluable testing device for cardiologists, physicians, clinics, hospitals, the fitness industry, sports teams, emergency facilities and general public. CardioMap® was developed by VE Science Technology LLC, from whom we have purchased the product distribution rights.

Competition

We believe that the primary competition for our services is from existing distributors of products similar to our products. In our current market of the United States, we compete with other health and wellness companies. These companies are larger than we are in terms of revenues, assets and resources. We believe that we compete primarily on the basis of cost.

We do not manufacture our products or packaging. For example, we use existing Fit that we purchased and that we will sell to our distributors who will sell to customers. In most cases, we view the manufacturers as suppliers of product and not as competitors. However, such manufacturers may sell their products directly to end users who intend to resell the products.

Many manufacturers have the infrastructure to manufacture our products but have not acquired the license or authorization to manufacture them. We currently hold all of the rights to make, use and sell the Fit formula and we have only appointed Ubiquity International, LLC and Faun Pharma as manufacturers. Manufacturers and distributors must obtain licensing and authorizations from our Company to distribute or manufacture Fit.

We believe that there are a few emerging distributors that offer products similar to our Fit product. However, we have not identified any such distributor that focuses primarily on our market of the United States.

Governmental Regulation

Product Regulation

Domestic. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products may be subject to certain regulation by one or more federal agencies, including the Federal Drug Administration (the “FDA”), Housing and Human Services (the “HHS”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission (the “CPSC”), the United States Department of Agriculture (the “USDA”) and the Environmental Protection Agency (the “EPA”), and by various agencies of the states and localities in which our products are sold.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) amended the Federal Food, Drug, and Cosmetic Act (the “FDC Act”) to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under the FDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe.1 Supplements not meeting the criteria are “deemed adulterated” under 21 U.S.C. § 342(f). See 21 U.S.C. § 350b. Section 331 prohibits introducing, delivering, or receiving adulterated items. 21 U.S.C. § 331(a)–(d). The legal remedies include injunctive relief and seizures, among other penalties. 21 U.S.C. § 332–334. Such a determination could prevent the marketing of such dietary ingredient. In July 2011, the FDA issued draft guidance governing the notification of new dietary ingredients. Although following FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations.

FDA guidance is a strong indication of the FDA’s “current thinking” on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could result in monetary and jail penalties, injunctive relief, and seizures.2 In less severe sanctions, enforcement could also require us or our manufacturers to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products by our third party manufacturers until the FDA determines that they are in compliance and can resume manufacturing, thus increasing our liability and reducing our growth prospects.

The Dietary Supplement Labeling Act of 2013, which was introduced in August 2013 (S. 1425), would amend the FDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine to identify dietary ingredients that cause potentially serious adverse effects and (iii) require warning statements for dietary supplements containing potentially unsafe ingredients. If the bill is reintroduced and enacted,3 it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

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

_____________________

1 See 21 U.S.C. § 350b (includes amendments from DSHEA, or 103 P.L. 417).

2 21 U.S.C. § 332–334. See also section 415(b) of the FSMA (21 U.S.C. § 350d(b)), which enables the Secretary to suspend registration of facilities (meaning that our third party manufacturers would not be able to introduce food from its facility into commerce).

3 This bill has not been reintroduced as of the date of this filing with the SEC.

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

Our products are composed of certain key raw materials. Our current manufacturing agreement provides that the manufacturer may increase the price we pay for our products. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third party manufacturers charge us for our products and third party products. Raw material prices may increase in the future, and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, then our revenues could suffer. Events such as the threat of political or social unrest, or the perceived threat thereof, also may have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our suppliers’ ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

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

Our target industries iare intensely competitive. We face competition from a large number of existing companies who have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience than we have. We have at least four types of competitors in health and wellness: (1) companies that directly market and sell nutraceutical products such as NuSkin, Herbalife, Nature’s Sunshine, LifePharm and Amway; (2) retail establishments that offer both their own brand and third party products such as General Nutrition Centers and Vitamin Shoppe; (3) general retailers such as Target and Wal-Mart; and (4) retail pharmacies like CVS, Walgreens and Rite Aid. We believe that the general financial success of companies within the health and wellness market will continue to attract new competitors to the industry.

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

Holders of our Common Stock

As of October 31, 2016, 114,750,000 shares of our common stock were outstanding and held of record by approximately 41 stockholders of record.

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

Recent Sales of Unregistered Securities

None.

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

Overview

We have a deficit of $391,918 as of July 31, 2016. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at July 31, 2016 and the revenue from the sales of our products may not provide sufficient working capital to meet our current operating expenses through December 31, 2016; however, we continue to cut overhead expenses and intend to grow our business product line and are working to grow the business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by December 31, 2016, we will adjust our current business plan to rely upon a new marketing strategy based on verbal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials).We may also have to consider focusing solely on our current product, Fit, to market, sell, and distribute and would not be able to research and develop other product possibilities that may present themselves to the Company. If no additional capital is available, we may also be forced to curtail purchase of inventory of Fit, which would eliminate all of our sales revenue.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the fiscal year ended July 31, 2016 based on the fact that we do not have adequate working capital to finance our day-to-day operations. As shown in the accompanying financial statements, the Company is in its second full year of operations and although having acquired a health and wellness formula and distribution rights to CardioMap®, of which it had its first sales, the Company continues to incur losses. The Board of Directors has authorized the Company to register the Company for international business operations and development on technologies or acquisitions over various industries where it believes it may find international distributors for its product and further business opportunities for new technologies. There can be no assurance that the Company will be successful in marketing and selling its developed products internationally. The Company intends to continue domestic operations and contract other domestic distributors to sell its product. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans also include engaging in further research and development and marketing activity and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital and increasing revenue and earnings from the sale of products. There can be no assurance that we will be successful in marketing and selling its developed products to sustain adequate working capital to finance the day-to-day operations. Our continued existence may depend on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Revenue

Revenue is derived from product sales of two products: a health supplement product called Fit and a heart scanning technology called CardioMap®.

The Company began marketing Fit as a health supplement to provide athletic enhancement to improve the human body’s function during athletic stress. CardioMap® is an advanced technology for early non-invasive testing for heart disease.

For the year ended July 31, 2016, the Company had sales of $37,452, an 85% decrease in sales from $257,220 from the pervious year ended July 31, 2015. The decrease in sales is due to the termination of its distributor. The Company entered into a distribution agreement for CardioMap® in February 2016 and had its first sales of the product in the year ended July 31, 2016.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company had cost of goods sold of $20,299, which decreased of 91%, from $228,490 from the previous year ended December 31, 2016. The decrease is due to the Company having no sales of Fit in the first three quarters of the year ended July 31, 2016, due to the termination of its distributor.

Gross Profit & Gross Margin

Our gross profit decreased by $11,577 or 40% to $17,153 for the year ended July 31, 2016 from $28,730 in the year ended July 31, 2015. The decrease is due to the Company having no sales of Fit in the first three quarters of the year ended July 31, 2016, due to the termination of its distributor.

We do not necessarily expect gross margins to remain at this level in 2017. Our gross margin will continue to be affected by a variety of factors that include the volume of sales as the Company transitions into an international business model as well as the costs of goods sold may be affected as the Company intends to engage international third party manufacturers to manufacture its product.

Operating Expenses

Our operating expenses consists primarily of general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses decreased by $93,907 or 51% from the year ended July 31, 2015 to the year ended July 31, 2016. The decrease in operating expenses is mainly due to the decrease in salaries to officers and directors as well as legal and professional fees for the year ended July 31, 2016. On May 5, 2015, the Board of Directors resolved to decrease salaries for officers and directors resulting in a $48,000 decrease in salary expense for the year ended July 31, 2016. Due to the successful registration and filing of the Company with the SEC, the Company reduced its legal and professional expenses by $34,047 from the year ended July 31, 2015 to the year ended July 31, 2016.

Loss from Operations

Loss from operations decreased from a loss of $155,898 for the year ended July 31, 2015 to a loss of $73,568 for the year ended July 31, 2016, which was largely a result of the decrease in salaries to officers and directors and reduced legal and professional fees associated with the registration of the Company with the SEC in the previous year.

Interest expense

Interest expense was $12,549 for the year ended July 31, 2016 compared to interest expense of $4,800 for the year ended July 31, 2015. The increase in interest expense for the year ended July 31, 2016 is largely attributed to the Company entering into debt instruments and notes in order to purchase distribution rights to CardioMap® and fund operations.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended July 31, 2016 and 2015 as presented below:

	Year Ended	Year Ended
	2016	2015
Net cash provided by (used in) operating activities	$(60,859)	$185,837
Net cash provided by (used in) investing activities	$(53,310)	$–
Net cash provided by (used in) financing activities	$111,000	$(226,467)

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payable by $221,667. During 2016 we borrowed on the note payable to purchase distribution rights to CardioMap® and fund professional services. As of July 31, 2016 the note has a balance of $142,739. As of July 31, 2016, we had cash and cash equivalents of $2,181. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, our company may need to suspend any purchase of Fi inventory and/or the creation of new athletic enhancement products until market conditions improve.

On January 4, 2016, we entered into a “Master Revolving Note” (the “Note”) to Vivakor, Inc. in the amount of $200,000 plus simple interest of 12.5% per annum that shall become due and payable on January 4, 2017. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. On January 4, 2017, the Note may be converted into shares of the Company at $0.01 per share. As of July 31, 2016 it has a balance of $142,739.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Odyssey Group International, Inc. (the Company) as of July 31, 2016 and 2015, and the related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended July 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company continued to incur losses from operations, and, accordingly, has a deficit of $391,918 as July 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Piercy Bowler Taylor and Kern,
Certified Public Accountants
Salt Lake City, Utah

November 2, 2016

Odyssey Group International, Inc.

Balance Sheets

	July 31, 2016	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,181	$5,350
Accounts receivable	18,052	–
	20,233	5,350

Property and equipment, net	3,172	–
Product distribution rights	45,000	–
	$68,405	$5,350

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,646	$65,735
Accrued wages	92,000	80,000
Notes payable, including accrued interest	190,177	17,916
	312,823	163,651
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding
Common stock, $.001 par value; 500,000,000 shares authorized with 114,750,000 issued and outstanding	114,750	114,750
Additional paid-in capital	32,750	32,750
Deficit	(391,918)	(305,801)
	(244,418)	(158,301)
	$68,405	$5,350

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Operations

	Year Ended July 31, 2016	Year Ended July 31, 2015

Revenues	$37,452	257,220

Costs of goods sold	20,299	228,490

Gross profit	17,153	28,730

General and administrative expense	90,721	$184,628

Loss from operations	(73,568)	(155,898)

Interest expense	(12,549)	(4,800)
Net loss	$(86,117)	$(160,698)

Basic net loss per share:	$(0.00)	$(0.00)

Weighted average number of shares	114,750,000	114,750,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Stockholders’ Equity (Deficiency)

For the Years Ended July 31, 2016 and 2015

	Common Stock
	Shares	Dollars	Additional Paid-In Capital	Deficit	Total Equity (Deficiency)

Balances July 31, 2014	114,750,000	$114,750	$32,750	$(145,103)	$2,397

Net loss	–	–	–	(160,698)	(160,698)

Balances July 31, 2015	114,750,000	$114,750	$32,750	$(305,801)	$(158,301)

Net loss	–	–	–	(86,117)	(86,117)

Balances July 31, 2016	114,750,000	$114,750	$32,750	$(391,918)	$(244,418)

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Cash Flows

	Year Ended July 31, 2016	Year Ended July 31, 2015

Operating activities
Net loss	$(86,117)	$(160,698)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,138	–
Increase in accounts receivable	(18,052)	–
Decrease in deposit	–	210,000
Increase in accounts payable	13,623	65,735
Increase in accrued wages	12,000	66,000
Increase in accrued interest	12,549	4,800
Net cash provided by (used in) operating activities	(60,859)	185,837

Investing activities
Purchase of equipment	(3,310)	–
Purchase of other investments	(50,000)	–
Net cash used in investing activities	(53,310)	–

Financing activities
Payments on note payable	–	(226,467)
Proceeds from note payable	111,000	–
Net cash provided by (used in) financing activities	111,000	(226,467)

Net change in cash and cash equivalents	(3,169)	(40,630)
Cash and cash equivalents, beginning of period	5,350	45,980
Cash and cash equivalents, end of period	$2,181	$5,350

Noncash financing activities:
Common stock issued in exchange for formula rights valued at transferor’s basis of zero	$–	$100,000

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts, if deemed necessary by management. An allowance for doubtful accounts is based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. No allowance for doubtful accounts was considered necessary by management as of July 31, 2016 and 2015.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the year ended July 31, 2016 $138 of depreciation expense was recognized.

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

3. Product distribution rights

The Company purchased distribution rights to sell and distribute a new technology, CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. The product distribution rights are amortized over the life of the distribution contract.

4. Notes Payable

As of July 31, 2016, the Company has entered into multiple convertible promissory notes, which fully mature one year from issuance. The notes currently held by the Company mature between September 2016 and April 2017, bear interest at 12.0% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of July 31, 2016, these notes have a balance of $37,000 and may be converted into 148,000 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of July 31, 2016, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2017, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of July 31, 2016, the note has a balance of $153,177 and may be converted into 15,317,700 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

5. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

6. Income Taxes

As of July 31, 2016 and July 31, 2015, the Company has net deferred tax assets of $137,171 and $107,030 consisting of net operating loss carryforwards that expire in 2035 and 2034 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 7), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

7. Going Concern

The Company has realized revenues of $37,452 for the year ended July 31, 2016. The Company developed and commercialized a formula in fiscal year 2015, Fit, which improves the human body’s function during athletic stress, and is expected to have further sales of this product in 2017. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses through July 31, 2016. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. CardioMap® is an advanced technology for early non-invasive testing for heart disease. JadeCool towels use natural jade mineral with a microfiber technology, which is designed to lower the ambient skin temperature when the towel is used. The Company realized its first sales of CardioMap® and JadeCool units in 2016. As a result of these events, the Company has an operating deficit of $391,918 as of July 31, 2016. In August 2015, the Company terminated its distribution agreement for Fit with its third-party distributor. On August 4, 2015, the Board of Directors authorized the Company to register for international business operations, including selection of an international manufacturer of the Company’s product. The Company intends to continue domestic operations and approach other domestic distributors to sell its Fit product. The Company is also reviewing its business model to distribute product on its own.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this filing:

Name	Age	Position
Executive Officers:
Steve Miller	58	Chairman of the Board, CEO, President
James Short	42	CFO, Secretary
Directors:
Steve Miller	58	Director
James Short	42	Director
Kevin Wiltz	50	Director

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

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Steve Miller Chief Executive Officer, President and Chairman of the Board	2016	6,000	-0-	-0-	-0-	-0-	-0-	6,000

James Short Secretary and Director	2016	6,000	-0-	-0-	-0-	-0-	-0-	6,000

Kevin Wiltz Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

_________________

(1)	All employees have agreed to defer salary payments until we have raised additional capital. All salary will accrue and be paid either in cash or stock, at the employee’s election. If an employee elects to receive shares of our stock in lieu of cash, the number of shares will be determined based upon the fair market value on the date the employee notifies us of such election. Excludes other compensation in the form of perquisites and other personal benefits that constitute less than $10,000.
(2)	In fiscal year 2016, we have agreed to pay the following salaries: Steve Miller, $6,000; James Short, $6,000; and Kevin Wiltz, $-0-.

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

Outstanding Equity Awards at Year-End

We did not have any outstanding awards of equity securities as of the end of the fiscal year ended July 31, 2016. We have not adopted any equity compensation plans and have not made any awards of equity to any individual during the fiscal year ended July 31, 2016.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Each stockholder’s percentage of beneficial ownership as of November 2, 2016 set forth in the following table is based on 114,750,000 shares of our common stock outstanding at the date of this prospectus.

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

(1)	Includes 25,000,000 shares owned of record by EcoScientific, Inc. which is beneficially owned by Mr. Miller.
(2)	Includes 50,000 shares issued to Mr. Short’s spouse, over which he disclaims beneficial ownership.
(3)	Market Group International is 100% owned beneficially and of record by Robert VanBoren.
(4)	Adwin LLC is 100% owned beneficially and of record by Pablo Penaloza.
(5)	Regal Growth, LLC is 100% owned beneficially and of record by Grace Reininger.
(6)	The Company issued 100,000,000 shares of common stock in total to four parties to acquire all of the proprietary rights in and to the formula called “Fit.” 25,000,000 shares of common stock were issued to each EcoScientific, Inc., Market Group International, Adwin LLC, and Regal Growth, LLC in exchange for their interest in the formula.

We have not authorized any securities for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

None.

Director Independence

Our board of directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934. As of the date of this prospectus, none of our directors satisfies these independence conditions.

Interests of Named Experts and Counsel

Christopher A. Wilson, Esq., a partner in the law firm Wilson & Oskam, LLP, owns 35,000 shares of our common stock.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees related to services performed by Piercy Bowler Taylor & Kern for the years ended July 31, 2016 and 2015:

		Year Ended	Year Ended
		2016	2015
Audit fees	(1)	$28,000	$44,199
Audit-related fees	(2)	–	–
Taxation services	(3)	–	–
Accounting and other services	(4)	–	–
Total		$28,000	$44,190

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2016 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2016 fiscal year for filing with the SEC.

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

PART IV

Item 15.	Exhibits

Exhibit Number	Exhibit Description

21.1*	List of Subsidiaries
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Docuemtn
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

___________

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 2, 2016.

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

Signature	Title	Date
/s/Steve Miller	Chief Executive Officer, President, Director	November 2, 2016
Steve Miller	(Principal Executive Officer)

/s/James Short	Chief Financial Officer, Secretary, Director	November 2, 2016
James Short	(Principal Financial Officer)
/s/Kevin Wiltz	Director	November 2, 2016
Kevin Wiltz

