Form 10-Q
period 2016-10-31
Odyssey Group International, Inc.
filed 2016-12-20
CIK 1626644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

114,750,000 shares of common stock, par value $.001 per share, outstanding as of December 20, 2016

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended October 31, 2016

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	October 31, 2016 (Unaudited)	July 31, 2016

Assets
Current assets:
Cash and cash equivalents	$610	$2,181
Accounts receivable	11,052	18,052
	11,662	20,233

Property and equipment, net	3,034	3,172
Product distribution rights	42,500	45,000
	$57,196	$68,405

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$62,346	$30,646
Accrued wages	95,000	92,000
Notes payable, including accrued interest	196,138	190,177
	353,484	312,823
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 114,750,000 issued and outstanding	114,750	114,750
Additional paid-in capital	32,750	32,750
Deficit	(443,788)	(391,918)
	(296,288)	(244,418)
	$57,196	$68,405

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Operations

	Three Months Ended October 31,
	2016 (Unaudited)	2015 (Unaudited)

Revenues	–	–

Costs of goods sold	–	–

Gross profit	–	–

Research and development	$30,000	–
General and administrative expense	15,909	$24,683

Loss from operations	(45,909)	(24,683)

Interest expense	(5,961)	(311)
Net loss	$(51,870)	$(24,994)

Basic net loss per share:	$(0.00)	$(0.00)

Weighted average number of shares	114,750,000	114,750,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Cash Flows

	Three Months Ended October 31,
	2016 (Unaudited)	2015 (Unaudited)

Operating activities
Net loss	$(51,870)	$(24,994)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	2,638	–
Decrease in accounts receivable	7,000	–
Increase in accounts payable	31,700	2,126
Increase in accrued wages	3,000	3,000
Increase in accrued interest	5,961	311
Net cash used in operating activities	(1,571)	(19,557)

Financing activities
Proceeds from notes payable	–	20,000
Net cash provided by financing activities	–	20,000

Net change in cash and cash equivalents	(1,571)	443
Cash and cash equivalents, beginning of period	2,181	5,350
Cash and cash equivalents, end of period	$610	$5,793

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended October 31, 2016, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. For further information, please refer to the audited financial statements of the Company for the year ended July 31, 2016 and the notes thereto reported in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the interim period are not necessarily indicative of the results to be expected for the full year.

1. Nature of Operations

The Company is a trans-disciplinary health and wellness product development Company involved in the discovery, development and commercialization of a broad range of health and wellness products to improve human health. The Company has developed, and subsequent to July 31, 2014, begun marketing a product to provide athletic enhancement products to improve the human body’s function during athletic stress (Note 7). In February 2016, the Company entered into distribution agreements to sell and distribute two new technologies, CardioMap® and JadeCool towels. CardioMap® is an advanced technology for early non-invasive testing for heart disease. JadeCool towels use natural jade mineral with a microfiber technology, which is designed to lower the ambient skin temperature when the towel is used. As of September 2016, the company has begun the research and development of an auto fuel additive, ProjectALPHA. This product is a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA allows the user to use standard 91 Octane fuel for on track use with increased performance.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts, if deemed necessary by management. An allowance for doubtful accounts is based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. No allowance for doubtful accounts was considered necessary by management as of October 31, 2016 and July 31, 2016.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the three months ended October 31, 2016, $138 of depreciation expense was recognized.

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

4. Notes Payable

As of October 31, 2016, the Company has entered into multiple convertible promissory notes, which fully mature one year from issuance. The notes currently held by the Company mature on or before April 2017, and bear interest at 12.0% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of October 31, 2016, these notes have a balance of $38,500 and may be converted into 154,000 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of October 31, 2016, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2017, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of October 31, 2016, the note has a balance of $157,638 and may be converted into 15,763,800 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

5. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

6. Income Taxes

As of October 31, 2016 and July 31, 2015, the Company has net deferred tax assets of $155,326 and $137,171 consisting of net operating loss carryforwards that expire in 2035 and 2034 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 7), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

7. Going Concern

The Company has not realized any revenues for the three months ended October 31, 2016. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress, and is expected to have further sales of this product in 2017. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. This product is a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA allows the use of standard 91 Octane fuel on track with increased performance. As a result of these events, the Company has an operating deficit of $443,788 as of October 31, 2016. Also, on August 4, 2015, the Board of Directors authorized the Company to register for international business operations, including selection of an international manufacturer of the Company’s product. The Company intends to continue domestic operations and approach other domestic distributors to sell its products. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company.

8. Subsequent event

In November 2016, the Company entered into a joint venture agreement with Insane Power Las Vegas, Inc., in which the Company intends to research, develop, sell and distribute a fuel additive product, and provide capital for the joint venture operations for custom car manufacturing and product sales. In addition, Insane Power Las Vegas, Inc. contributes its custom engine technology for custom car manufacturing and operational and industry expertise for 10,000,000 shares of restricted Preferred Stock that is vested equally over 5 years.

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

Overview

We have a deficit of $443,788 as of October 31, 2016. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at October 31, 2016 and the revenue from the sales of our products may not provide sufficient working capital to meet our current operating expenses through July 31, 2017; however, we continue to cut overhead expenses and intend to grow our business product line and are working to grow the business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by July 31, 2017, we will adjust our current business plan to rely upon a new marketing strategy based on verbal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials).We may also have to consider focusing solely on our current products, Fit, CardioMap®, and JadeCool towels to market, sell, and distribute and would not be able to research and develop other product possibilities that may present themselves to the Company. If no additional capital is available, we may also be forced to curtail purchase of inventory of our products, which would eliminate all of our sales revenue.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the quarter ended October 31, 2016 based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized revenues for the three months ended October 31, 2016. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is designed to improve the human body’s function during athletic stress, and is expected to have further sales of this product in 2017. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. CardioMap® is an advanced technology for early non-invasive testing for heart disease. JadeCool towels use natural jade mineral with a microfiber technology, which is designed to lower the ambient skin temperature when the towel is used. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. This product is a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA allows the use of standard 91 Octane fuel on track with increased performance. The Company also entered into a joint venture agreement in November 2016 with Insane Power Vegas, Inc., which specializes in custom car manufacturing. As a result of these events, the Company has an operating deficit of $443,788 as of October 31, 2016. Also, on August 4, 2015, the Board of Directors authorized the Company to register for international business operations, including selection of an international manufacturer of the Company’s product. The Company intends to continue domestic operations and approach other domestic distributors to sell its products. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company.

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

Results of Operations

Revenue

Revenue is mainly derived from product sales of the following products: a health supplement product called Fit and a heart scanning technology called CardioMap®.

The Company began marketing Fit as a health supplement to provide athletic enhancement to improve the human body’s function during athletic stress. CardioMap® is an advanced technology for early non-invasive testing for heart disease.

For the quarter ended October 31, 2016, the Company did not have sales of product, which is due to its only distributor overstocking the Company’s product in the previous quarter. For the quarter ended October 31, 2015, the Company did not have sales of product, due to the termination of its distributor at that time. The Company entered into a distribution agreement for CardioMap® in February 2016 and had its first sales of the product in the year ended July 31, 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. This product will be a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA would allow the use of standard 91 Octane fuel on track with increased performance. The Company also entered into a joint venture agreement in November 2016 with Insane Power Vegas, Inc., which specializes in custom car manufacturing. These events are expected to add to revenue in future periods, but there can be no assurance, however, that we will be successful in our development of the product and or its sales volume.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

.

The Company did not have costs of goods sold for the three months ended October 31, 2016 and 2015. This is due to the Company having no sales for the three months ended October 31, 2016 and 2015. The Company did not realize sales for the three months ended October 31 2016 due to its only distributor overstocking the Company’s products. The Company did not realize sales for the three months ended October 31, 2015 due to the termination of its only product distributor at that time.

Gross Profit and Gross Margin

For the three months ended October 31, 2016 and 2015 there was no gross profit. The company did not realize gross profit for the three months ended October 31, 2016 and 2015 due to the Company not realizing sales revenue or cost of sales in these periods due to the Company only distributor overstocking its product in the previous quarter 2016 and due to the termination of the Company’s only product distributor in 2015.

Our gross margin will continue to be affected by a variety of factors that include the volume of sales as the Company transitions into an international business model as well as the costs of goods sold may be affected as the Company intends to engage international third party manufacturers for its product.

Operating Expenses

Our operating expenses consists primarily of research and development on its product, ProjectALPHA, and general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses increased by $21,246 or 86% from the three months ended October 31, 2015 to the three months ended October 31, 2016. The increase in operating expenses is mainly due to research and development expenses incurred on ProjectALPHA for the three months ended October 31, 2016.

Loss from Operations

Loss from operations increased from a loss of $24,994 for the three months ended October 31, 2015 to a loss of $51,870 for the three months ended October 31, 2016. The loss for the three months ended October 31, 2015 is primarily due to the Company terminating its agreement with its only distributor at that time, which resulted in zero sales for the quarter. The loss for the three months ended October 31, 2016 is mainly due to the Company not realizing any sales for the period due to the Company’s only distributor overstocking its product in the previous quarter, and also the research and development costs of ProjectALPHA.

Interest expense

Interest expense was $5,961 for the three months ended October 31, 2016 and $311 for the three months ended October 31, 2015. The increase in interest expense is attributed to the Company taking on further debt financing instruments over the past year.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended October 31, 2016 and 2015 as presented below:

	Three Months Ended October 31,
	2016	2015

Net cash (used in) operating activities	$(1,571)	$(19,557)
Net cash provided by financing activities	$–	$20,000

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payables by $221,667. During 2016 we borrowed on the note payable to purchase distribution rights to CardioMap® and fund further operations. As of October 31, 2016 the note has a balance of $157,638. In addition, for the year ended July 31, 2016 we entered into convertible promissory notes for $35,000. As of October 31, 2016, these notes payable have a balance of $38,500. As of October 31, 2016 and July 31, 2016, we had cash and cash equivalents of $610 and $2,181, respectively. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

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

On April 1, 2014, we issued a “Secured Participating Promissory Note” (the “Note”) to Vivakor, Inc. in the amount of $230,000 plus simple interest of 12.5% per annum that shall become due and payable on January 1, 2016. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. On January 1, 2017, the Note may be converted into shares of the Company at $0.01 per share. As of October 31, 2016, the Note has a balance of $157,638.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our target industries are intensely competitive. We face competition from a large number of existing companies who have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience than we have. We have at least four types of competitors in health and wellness: (1) companies that directly market and sell nutraceutical products such as NuSkin, Herbalife, Nature’s Sunshine, LifePharm and Amway; (2) retail establishments that offer both their own brand and third party products such as General Nutrition Centers and Vitamin Shoppe; (3) general retailers such as Target and Wal-Mart; and (4) retail pharmacies like CVS, Walgreens and Rite Aid. We believe that the general financial success of companies within the health and wellness market will continue to attract new competitors to the industry.

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

Item 3.	Default on Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
32.1*	Section 1350 Certification of Chief Executive Officer
101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 20, 2016.

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

Signature	Title	Date

/s/Steve Miller	Chief Executive Officer, President, Director	December 20, 2016
Steve Miller	(Principal Executive Officer)

/s/James Short	Chief Financial Officer, Secretary, Director	December 20, 2016
James Short	(Principal Financial Officer)

