Form 10-Q
period 2017-01-31
Odyssey Group International, Inc.
filed 2017-03-23
CIK 1626644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

114,839,600 shares of common stock, par value $.001 per share, outstanding as of March 21, 2017

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended January 31, 2017

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	January 31, 2017 (Unaudited)	July 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,043	$2,181
Accounts receivable	1,052	18,052
	9,095	20,233

Property and equipment, net	2,896	3,172
Product distribution rights	40,000	45,000
Other assets	22,876	–
	$74,867	$68,405

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,046	$30,646
Accrued wages	98,000	92,000
Notes payable, including accrued interest	221,882	190,177
	379,928	312,823
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 114,839,600 and 114,750,000 issued and outstanding	114,840	114,750
Additional paid-in capital, common stock	55,060	32,750
Deficit	(474,961)	(391,918)
	(305,061)	(244,418)
	$74,867	$68,405

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Operations

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016

Revenues

Costs of goods sold

Gross profit

Research and development			$30,000
General and administrative expense	$26,029	$14,736	41,938	$39,419

Loss from operations	(26,029)	(14,736)	(71,938)	(39,419)

Interest expense	(5,144)	(1,368)	(11,105)	(1,679)
Net loss	$(31,173)	$(16,104)	$(83,043)	$(41,098)

Basic net loss per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	114,840,574	114,750,000	114,840,087	114,750,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Cash Flows

	Six Months Ended January 31,
	2017 (Unaudited)	2016 (Unaudited)

Operating activities
Net loss	$(83,043)	$(41,098)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization expense	5,276	–
Decrease in accounts receivable	17,000	–
Increase in accounts payable	29,400	2,623
Increase in accrued salaries	6,000	6,000
Increase in accrued interest	11,105	1,679
Net cash used in operating activities	(14,262)	(30,796)

Financing activities
Investment in affiliate	(22,876)	–
Proceeds from notes payable	43,000	27,000
Net cash provided by financing activities	20,124	27,000

Net change in cash and cash equivalents	5,862	(3,796)
Cash and cash equivalents, beginning of period	2,181	5,350
Cash and cash equivalents, end of period	$8,043	$1,554

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

The accompanying financial information of Odyssey Group International, Inc. (the Company) as of January 31, 2017 and for the periods ended January 31, 2017 and 2016, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. For further information, please refer to the audited financial statements of the Company for the year ended July 31, 2016 and the notes thereto reported in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the interim period are not necessarily indicative of the results to be expected for the full year.

1. Nature of Operations

The Company is a trans-disciplinary product development enterprise involved in the discovery, development and commercialization of a broad range of products. The Company has developed and is marketing a product to provide athletic enhancement products to improve the human body’s function during athletic stress (Note 7). In February 2016, the Company also entered into distribution agreements to sell and distribute two new technologies, CardioMap® and JadeCool towels. CardioMap® is an advanced technology for early non-invasive testing for heart disease. JadeCool towels use natural jade mineral with a microfiber technology, which is designed to lower the ambient skin temperature when the towel is used. In September 2016, the company began the research and development of an auto fuel additive, ProjectALPHA. This product is a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA allows the user to use standard 91 Octane fuel for on track use with increased performance. In November 2016, the Company entered into a joint venture agreement with Insane Power LV, Inc. to create products for the retail sales channel for custom autos and ProjectALPHA, a well as auto upgrades with custom engine technology contributed by Insane Power LV, Inc.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of accounting

The Company has not elected to adopt the option available under GAAP to measure any of its eligible financial instruments or other items at fair value. Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting unless otherwise required by GAAP.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts, if deemed necessary by management. An allowance for doubtful accounts is based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. No allowance for doubtful accounts was considered necessary by management as of January 31, 2017 and July 31, 2016.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the six months ended January 31, 2017 $276 of depreciation expense was recognized.

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

4. Other Assets

In November 2016 the Company entered into a joint venture agreement with Insane Power LV, Inc. in order to develop and create products for retail sales channels and auto upgrade markets. The Company is considered to be able to significantly influence the operating and financial policies of the joint venture, which is accounted for using the equity method. Investments in the joint venture are initially recognized at cost. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued or liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. The Company has contributed $22,876 in capital and is awaiting an accounting of the contributed technology in order to value Insane Power LV, Inc.’s contribution.

5. Notes Payable

As of January 31, 2017, the Company has entered into multiple convertible promissory notes, which fully mature one year from issuance. The notes currently issued by the Company mature in April 2017, and bear interest at 12.0% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of January 31, 2017, these notes have a balance of $15,000 and may be converted into 60,000 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of January 31, 2017, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2018, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of January 31, 2017, the note has a balance of $205,682 and may be converted into 20,568,200 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

6. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

7. Income Taxes

As of January 31, 2017 and July 31, 2015, the Company has net deferred tax assets of $184,391 and $137,171 consisting of net operating loss carryforwards that expire in 2035 and 2034 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 7), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

8. Going Concern

The Company has not realized any revenues for the three months ended January 31, 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress, and is expected to have further sales of this product in 2017. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. This product is a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA allows the use of standard 91 Octane fuel on track with increased performance. The Company has also entered into a joint venture agreement in order to develop and create products for retail sales channels and auto upgrade markets. In addition, the Company’s partner in the joint venture contributed its custom engine technology for custom car manufacturing. The joint venture is currently in a development stage and is awaiting the valuation of custom technology. As a result of these events, the Company has an operating deficit of $474,961 as of January 31, 2017. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company.

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

Overview

We have a deficit of $474,961 as of January 31, 2017. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at January 31, 2017 and the revenue from the sales of our products may not provide sufficient working capital to meet our current operating expenses through July 31, 2017; however, we continue to cut overhead expenses and intend to grow our business product line and are working to grow the business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the year ended July 31, 2016 based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized revenues for the six months ended January 31, 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is designed to improve the human body’s function during athletic stress, and is expected to have further sales of this product in 2017. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. CardioMap® is an advanced technology for early non-invasive testing for heart disease. JadeCool towels use natural jade mineral with a microfiber technology, which is designed to lower the ambient skin temperature when the towel is used. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. This product is a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA allows the use of standard 91 Octane fuel on track with increased performance. The Company has also entered into a joint venture agreement in order to develop and create products for retail sales channels and auto upgrade markets. In addition, the Company’s partner in the joint venture contributed its custom engine technology for custom car manufacturing, in which the Company is awaiting the third party valuation. As a result of these events, the Company has an operating deficit of $474,961 as of January 31, 2017. Also, on August 4, 2015, the Board of Directors authorized the Company to register for international business operations, including selection of an international manufacturer of the Company’s product. The Company intends to continue domestic operations and approach other domestic distributors to sell its products. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company.

Critical Accounting Policies and Estimates

There are no critical accounting policies or estimates reflected in the accompanying financial statements. Reference is made to the Company’s significant (but not critical) accounting policies set forth in Note 2 to the accompanying financial statements.

Impact of New Accounting Pronouncements

New standards have been issued by the Financial Accounting Standards Board (FASB) that have been adopted by the Company, and do not have any significant effect on the Company’s financial statements. These new standards may have an effect primarily on future financial statement disclosures regarding revenue recognition (ASU 2014-09) and going concern uncertainties (ASU 2014-15). The Company has adopted both of these pronouncements for reporting periods ending after December 15, 2016.

The Company presently expects to recognize revenue only upon shipment of its products to distributors or other buyers with no characteristics associated with the transactions that require the application of significant management judgments that could affect revenue recognition such as significant return rights, licensing or other customer contracts, multiple element price allocations, deferred payment terms or product delivery schedules, or contingent or variable consideration arrangements that are dependent upon the occurrence or nonoccurrence of certain specified future events. Accordingly, its revenue recognition practices are the same both before and after adoption of the new FASB standard, and management does not expect to make any retroactive adjustments to previously issued financial statements upon adoption.

The FASB’s new going concern standard requires management to make interim and annual assessments of the Company’s ability to continue as a going concern for one year from the issuance of the financial statements and when applicable, it prescribes specific related disclosures not presently required. It does not change the present FASB requirement to use liquidation basis as an alternative to going concern accounting whenever liquidation is imminent.

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

For the six months ended January 31, 2017, the Company did not have sales of product, due the Company continuing its stage of product development and joint venture start up and investment. For the six months ended January 31, 2016, the Company did not have sales due to the termination of the Company’s only distributor. The Company entered into a distribution agreement for CardioMap® in February 2016 and had its first sales of the product in the year ended July 31, 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. This product will be a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA would allow the use of standard 91 Octane fuel on track with increased performance. The Company also entered into a joint venture agreement in November 2016 with Insane Power Vegas, Inc., which specializes in custom car manufacturing. These events are expected to add to revenue in future periods, but there can be no assurance, however, that we will be successful in our development of the product and or its sales volume.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company did not have costs of goods sold for the six months ended January 31, 2017 and 2016 because the Company did not realize sales in the periods.

Gross Profit and Gross Margin

For the six months ended January 31, 2017 and 2016, there was no gross profit because the Company did not realize sales or gross profit for the periods.

In future periods our gross margin may be affected by a variety of factors that include the volume of sales as the Company transitions into an international business model as well as the costs of goods sold may be affected as the Company intends to engage international third party manufacturers for its product.

Operating Expenses

Our operating expenses consists primarily of research and development on its product, ProjectALPHA, and general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses increased by $2,519 or 6% from the six months ended January 31, 2016 to the six months ended January 31, 2017. The increase in operating expenses is mainly due to the Company realizing server subscription and rent expenses as of January 31, 2017. The Company did not realize server and rent expenses until the fourth quarter of 2016 and the Company commenced lease of office space in January 2017.

Loss from Operations

Loss from operations increased from a loss of $39,419 for the six months ended January 31, 2016 to a loss of $71,938 for the six months ended January 31, 2017. The loss for the six months ended January 31, 2016 is mainly due to the Company terminating its agreement with its only distributor, which resulted in zero sales for the first and second quarter of 2016. The loss for the six months ended January 31, 2017 is due to the Company investing in a new joint venture and continuing its development of its new product ProjectALPHA.

Interest expense

Interest expense was $11,105 for the six months ended January 31, 2017 compared to interest expense of $1,679 for the six months ended January 31, 2016. Interest expense increased due to the Company continuing to draw on its revolving loan to fund the startup of the joint venture.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the six months ended January 31, 2017 and 2016 as presented below:

	Six Months Ended January 31,
	2017	2016

Net cash (used in) operating activities	$(14,262)	$(30,796)
Net cash provided by financing activities	$20,124	$27,000

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payables by $221,667. During 2016 we borrowed on the note payable to purchase distribution rights to CardioMap® and fund further operations. As of January 31, 2017 the note has a balance of $205,682. In addition, for the year ended July 31, 2016 we entered into convertible promissory notes for $35,000. As of January 31, 2017, these notes payable have a balance of $16,200. As of January 31, 2017 and July 31, 2016, we had cash and cash equivalents of $8,043 and $2,181, respectively. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

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

On April 1, 2014, we issued a “Secured Participating Promissory Note” (the “Note”) to Vivakor, Inc. in the amount of $230,000 plus simple interest of 12.5% per annum that shall become due and payable on January 1, 2016. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. On January 1, 2018, the Note may be converted into shares of the Company at $0.01 per share. As of January 31, 2017, the Note has a balance of $205,682.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June and July 2014, we sold 14,750,000 shares of our common stock to accredited investors pursuant to a private placement. In September 2015, we sold 80,000 shares of our common stock to accredited investors pursuant to a private placement. In January 2017 the Company converted $22,400 of convertible promissory notes to 89,600 shares of our common stock pursuant to the terms of the notes.

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 22, 2017.

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

Signature	Title	Date

/s/ Steve Miller	Chief Executive Officer, President, Director	March 22, 2017
Steve Miller	(Principal Executive Officer)

/s/ James Short	Chief Financial Officer, Secretary, Director	March 22, 2017
James Short	(Principal Financial Officer)

