Form 10-Q
period 2017-04-30
Odyssey Group International, Inc.
filed 2017-06-21
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

114,839,600 shares of common stock, par value $.001 per share, outstanding as of June 19, 2017

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended April 30, 2017

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	April 30, 2017 (Unaudited)	July 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,410	$2,181
Accounts receivable	1,052	18,052
	3,462	20,233

Property and equipment, net	2,758	3,172
Product distribution rights	37,500	45,000
Other assets	43,250	–
	$86,970	$68,405

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$61,546	$30,646
Accrued wages	101,000	92,000
Notes payable, including accrued interest	309,497	190,177
	472,043	312,823
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized
Common stock, $.001 par value; 500,000,000 shares authorized with 114,839,600 and 114,750,000 issued and outstanding	114,840	114,750
Additional paid-in capital, common stock	55,060	32,750
Deficit	(554,973)	(391,918)
	(385,073)	(244,418)
	$86,970	$68,405

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016

Revenues	–	$22,500	–	$22,500

Costs of goods sold	–	9,000	–	9,000

Gross profit	–	13,500	–	13,500

Research and development	–	–	$30,000	–
General and administrative expense	$72,398	16,624	114,336	56,043

Loss from operations	(72,398)	(3,124)	(144,336)	(42,543)

Interest expense	(7,614)	(5,060)	(18,719)	(6,739)
Net loss	$(80,012)	$(8,184)	$(163,055)	$(49,282)

Basic net loss per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	114,839,600	114,750,000	114,779,538	114,750,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Cash Flows

	Nine Months Ended April 30,
	2017 (Unaudited)	2016 (Unaudited)

Operating activities
Net loss	$(163,055)	$(49,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,914	2,500
Decrease in accounts receivable	17,000	(22,500)
Increase in accounts payable	30,900	2,123
Increase in accrued salaries	9,000	9,000
Increase in accrued interest	18,719	6,739
Net cash used in operating activities	(79,522)	(51,420)

Investing activities

Purchase of product distribution rights	–	(50,000)

Financing activities
Investment in affiliate	(43,250)	–
Proceeds from notes payable	123,001	111,001
Net cash provided by financing activities	79,751	111,001

Net change in cash and cash equivalents	229	9,581
Cash and cash equivalents, beginning of period	2,181	5,350
Cash and cash equivalents, end of period	$2,410	$14,931

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

The accompanying financial information of Odyssey Group International, Inc. (the Company) as of April 30, 2017 and for the periods ended April 30, 2017 and 2016, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. For further information, please refer to the audited financial statements of the Company for the year ended July 31, 2016 and the notes thereto reported in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts, if deemed necessary by management. An allowance for doubtful accounts is based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. No allowance for doubtful accounts was considered necessary by management as of April 30, 2017 and July 31, 2016.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the nine months ended April 30, 2017 $414 of depreciation expense was recognized.

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

4. Other Assets

In November 2016, the Company entered into a joint venture agreement with Insane Power LV, Inc. in order to develop and create products for retail sales channels and auto upgrade markets. The Company is considered to be able to significantly influence the operating and financial policies of the joint venture, which is accounted for using the equity method. Investments in the joint venture are initially recognized at cost. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued or liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. The Company has contributed $43,250 in capital and is awaiting an accounting of the contributed technology in order to value Insane Power LV, Inc.’s contribution.

5. Notes Payable

As of April 30, 2017, the Company has entered into multiple convertible promissory notes, which fully mature one year from issuance. The notes currently issued by the Company mature in April 2018, and bear interest at 12.0% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of April 30, 2017, these notes have a balance of $16,500 and may be converted into 66,000 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of April 30, 2017, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2018, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of April 30, 2017, the note has a balance of $292,997 and may be converted into 29,299,700 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

6. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

7. Income Taxes

As of April 30, 2017 and July 31, 2016, the Company has net deferred tax assets of $194,240 and $137,171 consisting of net operating loss carryforwards that expire in 2035 and 2034 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 7), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

8. Going Concern

The Company has not realized any revenues for the nine months ended April 30, 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress, and is expected to have further sales of this product in 2017. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. This product is a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA allows the use of standard 91 Octane fuel on track with increased performance. The Company has also entered into a joint venture agreement in order to develop and create products for retail sales channels and auto upgrade markets. In addition, the Company’s partner in the joint venture contributed its custom engine technology for custom car manufacturing. The joint venture is currently in a development stage and is awaiting the valuation of custom technology. As a result of these events, the Company has an operating deficit of $554,973 as of April 30, 2017. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this report, regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements of this report, particularly the section titled “Risk Factors” incorporated by reference herein. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

We have a deficit of $554,973 as of April 30, 2017. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at April 30, 2017 and the revenue from the sales of our products may not provide sufficient working capital to meet our current operating expenses through April 30, 2018; however, we continue to cut overhead expenses and intend to grow our business product line and are working to grow the business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by April 30, 2018, we will adjust our current business plan to rely upon a new marketing strategy based on verbal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials).We may also have to consider focusing solely on our current products, Fit, CardioMap®, and JadeCool towels to market, sell, and distribute and would not be able to research and develop other product possibilities that may present themselves to the Company. If no additional capital is available, we may also be forced to curtail purchase of inventory of our products, which would eliminate all of our sales revenue.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the year ended July 31, 2016 based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized revenues for the nine months ended April 30, 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is designed to improve the human body’s function during athletic stress, and is expected to have further sales of this product in 2017. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. CardioMap® is an advanced technology for early non-invasive testing for heart disease. JadeCool towels use natural jade mineral with a microfiber technology, which is designed to lower the ambient skin temperature when the towel is used. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. This product is a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA allows the use of standard 91 Octane fuel on track with increased performance. The Company has also entered into a joint venture agreement in order to develop and create products for retail sales channels and auto upgrade markets. In addition, the Company’s partner in the joint venture contributed its custom engine technology for custom car manufacturing, in which the Company is awaiting the third-party valuation. As a result of these events, the Company has an operating deficit of $554,973 as of April 30, 2017. Also, on August 4, 2015, the Board of Directors authorized the Company to register for international business operations, including selection of an international manufacturer of the Company’s product. The Company intends to continue domestic operations and approach other domestic distributors to sell its products. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company.

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

For the nine months ended April 30, 2017, the Company did not have sales of product, due to the Company continuing its stage of product development and joint venture start up and investment. For the nine months ended April 30, 2016, the Company entering into a distribution agreement for CardioMap® in February 2016 and had its first sales of the product. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. This product will be a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA would allow the use of standard 91 Octane fuel on track with increased performance. The Company also entered into a joint venture agreement in November 2016 with Insane Power Vegas, Inc., which specializes in custom car manufacturing. These events are expected to add to revenue in future periods, but there can be no assurance, however, that we will be successful in our development of the product and or its sales volume.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company did not have costs of goods sold for the nine months ended April 30, 2017. The Company had cost of goods sold of $9,000, which consists solely of the purchase CardioMap units for resale, for the nine months ended April 30, 2016.

Gross Profit and Gross Margin

For the nine months ended April 30, 2017 there was no gross profit because the Company did not realize sales or gross profit for the periods. For the nine months ended April 30, 2016, gross profit was $13,500 due to the sale of the Company’s first CardioMap units.

In future periods our gross margin may be affected by a variety of factors that include the volume of sales as the Company transitions into an international business model as well as the costs of goods sold may be affected as the Company intends to engage international third-party manufacturers for its product.

Operating Expenses

Our operating expenses consists primarily of research and development on its product, ProjectALPHA, and general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses increased by $58,293 or 104% from the nine months ended April 30, 2016 to the nine months ended April 30, 2017. The increase in operating expenses is mainly due to the Company’s research and development on its product, ProjectALPHA, and an increase in office expenses as the Company set up an office in Henderson, NV in 2017.

Loss from Operations

Loss from operations increased from a loss of $42,543 for the nine months ended April 30, 2016 to a loss of $144,336 for the nine months ended April 30, 2017. The loss for the nine months ended April 30, 2016 is mainly due to the Company terminating its agreement with its only distributor, which resulted in zero sales for the first and second quarter of 2016. The loss for the nine months ended April 30, 2017 is due to the Company investing in a new joint venture and continuing its development of its new product ProjectALPHA.

Interest expense

Interest expense was $18,719 for the nine months ended April 30, 2017 compared to interest expense of $6,739 for the nine months ended April 30, 2016. Interest expense increased due to the Company continuing to draw on its revolving loan to fund the startup of the joint venture.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended April 30, 2017 and 2016 as presented below:

	Nine Months Ended April 30,
	2017	2016

Net cash (used in) operating activities	$(79,522)	$(51,420)
Net cash (used in) investing activities	$–	$(50,000)
Net cash provided by financing activities	$79,751	$111,001

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payables by $221,667. During 2016 we borrowed on the note payable to purchase distribution rights to CardioMap® and fund further operations. As of April 30, 2017, the note has a balance of $292,997. In addition, for the year ended July 31, 2016 we entered into convertible promissory notes for $35,000. As of April 30, 2017, these notes payable have a balance of $16,500. As of April 30, 2017 and July 31, 2016, we had cash and cash equivalents of $2,410 and $2,181, respectively. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

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

On April 1, 2014, we issued a “Secured Participating Promissory Note” (the “Note”) to Vivakor, Inc. in the amount of $230,000 plus simple interest of 12.5% per annum that shall become due and payable on January 1, 2018. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. On January 1, 2018, the Note may be converted into shares of the Company at $0.01 per share. As of April 30, 2017, the Note has a balance of $292,997.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As is common in our industry, we rely on our third-party vendors and distributors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements as well as the integrity of ingredients and proper formulation. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claim of non-compliance could significantly damage our reputation and consumer confidence in our products and materially and adversely affect the market price of our common stock. In addition, the failure of such products to comply with the representations and warranties regarding such products we receive from our third-party vendors, including compliance with applicable regulatory and legislative requirements, could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operation. As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal on our business, financial condition or results of operation.

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

Our products are composed of certain key raw materials. Our current manufacturing agreement provides that the manufacturer may increase the price we pay for our products. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third-party manufacturers charge us for our products and third-party products. Raw material prices may increase in the future, and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, then our revenues could suffer. Events such as the threat of political or social unrest, or the perceived threat thereof, also may have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our suppliers’ ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

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

Our target industries are intensely competitive. We face competition from a large number of existing companies who have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience than we have. We have at least four types of competitors in health and wellness: (1) companies that directly market and sell nutraceutical products such as NuSkin, Herbalife, Nature’s Sunshine, LifePharm and Amway; (2) retail establishments that offer both their own brand and third-party products such as General Nutrition Centers and Vitamin Shoppe; (3) general retailers such as Target and Wal-Mart; and (4) retail pharmacies like CVS, Walgreens and Rite Aid. We believe that the general financial success of companies within the health and wellness market will continue to attract new competitors to the industry.

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

The selling stockholders under the registration statement may sell none, some or all of the shares of common stock that are covered by such registration statement. We have no way of knowing whether or when the selling stockholders will sell the shares of common stock covered by such registration statement. Depending on market liquidity at the time, a sale of shares covered by such registration statement at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under such registration statement, or the anticipation of such a sale, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we otherwise might desire to affect such sales.

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

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules (which would apply to our common stock in the event that our common stock ultimately becomes traded over the counter via the OTC Electronic Bulletin Board) require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Under these FINRA rules, before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. If these FINRA rules were to apply to our common stock, such application would make it more difficult for broker-dealers to recommend that their customers buy our common stock, which could limit the ability to buy and sell our common stock and have an adverse effect on the market value for our shares of common stock.

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

In June and July 2014, we sold 14,750,000 shares of our common stock to accredited investors pursuant to a private placement. In September 2015, we entered into convertible debt agreements to accredited investors. In January 2017, the Company converted $22,400 of convertible promissory notes to 89,600 shares of our common stock pursuant to the terms of the notes.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 21, 2017.

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

Signature	Title	Date

/s/Steve Miller	Chief Executive Officer, President, Director	June 21, 2017
Steve Miller	(Principal Executive Officer)

/s/James Short	Chief Financial Officer, Secretary, Director	June 21, 2017
James Short	(Principal Financial Officer)

