Form 10-K
period 2017-07-31
Odyssey Group International, Inc.
filed 2017-11-14
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2017	$25,642,500
Number of shares of common stock outstanding as of July 31, 2017	114,839,600

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The Company hereby incorporates by reference all of the reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including but not limited to: None

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2017

i

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

General

Our Company is a trans-disciplinary product development enterprise involved in the discovery, development and commercialization of a broad range of products applied to our target industries. The Company has developed, and subsequent to July 31, 2014, began marketing a product called “Fit” to provide athletic enhancement products to improve the human body’s function during athletic stress. We currently own or control all proprietary rights in and to the formula called Fit as well as the respective rights, titles and interests in and to the formula. The formula is not patent protected, but is maintained solely as a trade secret. The Company has also acquired the right to sell and distribute a new technology called CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. In November 2016, the Company entered into a joint venture agreement with Insane Power LV, Inc. to create products for the retail sales channel for custom autos and ProjectALPHA, a well as auto upgrades with custom engine technology contributed by Insane Power LV, Inc. Subsequent to the year-end the Company entered into discussions to sell Company’s interest in this joint venture. The transaction sale of the Company’s interest in this joint venture is contemplated to occur in the first quarter of fiscal year 2018 and it is contemplated to be sold at cost.

Attached to these discussions of the sale of the Company’s interest in the joint venture, is the research and development expenses that the Company assumed for the joint venture earlier in the current fiscal year. Due to these subsequent events the research and development expense of $30,000 and its associated account payable for $30,000, which were accounted for in the previous quarters of the current fiscal year were reversed and attached directly to the joint venture for control and ownership of that research and development.

Our business model is to develop or acquire product formulas, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have paid a third-party to manufacture inventory of our product called Fit. We also intend to continue to focus on the sales of CardioMap®.

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

Because there are many third-party manufacturers capable of manufacturing our current Fit product and we can quickly switch from one manufacturer to another, we do not expect to be dependent on any single third-party manufacturer. Currently, we have only authorized and may use two manufacturers to manufacture Fit.

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

Our objective is to grow revenue through marketing and sales of each of our current products, including Fit and with increased focus on CardioMap®. Although no assurances can be given, management anticipates company growth from the following areas:

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

Many manufacturers have the infrastructure to manufacture our products but have not acquired the license or authorization to manufacture them. We currently hold all of the rights to make, use and sell the Fit formula and we have only appointed Faun Pharma as manufacturers. Manufacturers and distributors must obtain licensing and authorizations from our Company to distribute or manufacture Fit.

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

__________________________

2 See 21 U.S.C. § 350b (includes amendments from DSHEA, or 103 P.L. 417).

3 21 U.S.C. § 332–334. See also section 415(b) of the FSMA (21 U.S.C. § 350d(b)), which enables the Secretary to suspend registration of facilities (meaning that our third-party manufacturers would not be able to introduce food from its facility into commerce).

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

An investment in our common stock is highly speculative, involves a high degree of risk and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, including our financial statements and the related notes, before you decide to buy our common stock. If any of the following risks actually occurs, then our business, financial condition or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

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

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business plan and strategy or become profitable. See Note 8 of the Notes to the Financial Statements and the Audit Report for further detail.

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

If we are unable to raise sufficient capital, then we intend to continue to sell the Fit and CardioMap® product but will scale back our marketing efforts by reducing our use of paid marketing channels. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance athletic enhancement products, services, capabilities and systems or otherwise respond to competitive pressures would be limited significantly. We will also scale back or delay implementation of research and development of new products and look for other types of vertical integration at a cheaper rate. Thus, the unavailability of capital could harm substantially our business, results of operations and financial condition.

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

Our Common Stock is currently traded over the counter on the OTC Electronic Bulletin Board, and as a result our common stock is expected to have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

The sale of shares of our common stock could cause the price of our common stock to decline.

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

As of July 31, 2017, our company owns no real property. Our principal address is located at 4262 Blue Diamond Road, Suite 102-281, Las Vegas, Nevada 89139. Our telephone number is (702) 751-1418. We currently use shared office space and do not pay any monthly rent. We may be obligated to pay rent in the future but the amount and timing of such obligation is currently unknown.

Item 3.	Legal Proceedings

Our company is not a party to any legal proceeding.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our stock trades on the Pink Sheets under the symbol “ODYY”. The following table sets forth the bid prices quoted for our common stock during each quarter since our stock began trading, as reported by the Pink Sheets, LLC in the current fiscal year. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The following quotations also include the effects of any reverse and forward stock splits that may have occurred.

	High	Low
Fiscal Year Ended July 31, 2017
Fourth Quarter	$0.25	$0.25
Third Quarter	–	–
Second Quarter	–	–
First Quarter	–	$–

Transfer Agent

The Company’s transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of November 14, 2017, 114,839,600 shares of our common stock were outstanding and held of record by approximately 43 stockholders of record.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this report, particularly the section titled “Risk Factors” incorporated by reference herein. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

We have a deficit of $589,762 as of July 31, 2017. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at July 31, 2017 and the revenue from the sales of our products may not provide sufficient working capital to meet our current operating expenses through July 31, 2018; however, we continue to cut overhead expenses and intend to grow our business product line and are working to grow the business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by January 31, 2018, we will adjust our current business plan to rely upon a new marketing strategy based on verbal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). We may also have to consider focusing solely on our current products, Fit and CardioMap®, to market, sell, and distribute and would not be able to research and develop other product possibilities that may present themselves to the Company. If no additional capital is available, we may also be forced to curtail purchase of inventory of Fit, which would eliminate all of our sales revenue.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the fiscal year ended July 31, 2017 based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the year ended July 31, 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress, and is expected to have further sales of this product. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. The Company also entered into a joint venture agreement in order to develop and create products for retail sales channels and auto upgrade markets. In addition, the Company’s partner in the joint venture contributed its custom engine technology for custom car manufacturing. During fiscal year 2017 the joint venture was in a development stage and is awaiting the valuation of custom technology, but subsequent to July 31, 2017 the Company has entered into discussions with a buyer of the Company’s interest in this joint venture. The transaction sale of the Company’s interest in this joint venture is contemplated to occur in the first quarter of fiscal year 2018 and it is contemplated to be sold at cost. As a result of these events, the Company has an operating deficit of $589,762 as of July 31, 2017. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current products to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company. Management’s plans also include engaging in further research and development and marketing activity and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital and increasing revenue and earnings from the sale of products. There can be no assurance that we will be successful in marketing and selling its developed products to sustain adequate working capital to finance the day-to-day operations. Our continued existence may depend on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

There are no critical accounting policies or estimates reflected in the accompanying financial statements. Reference is made to the Company’s significant (but not critical) accounting policies set forth in Note 2 to the accompanying financial statements.

Impact of New Accounting Pronouncements

New standards have been issued by the Financial Accounting Standards Board (FASB) that may have an effect primarily on future financial statement disclosures are those specifically regarding revenue recognition (ASU 2014-09) and going concern uncertainties (ASU 2014-15). The Company adopted both of these pronouncements when they became effective for reporting periods ending after December 15, 2016.

The Company presently expects to recognize revenue only upon shipment of its products to distributors or other buyers with no characteristics associated with the transactions that require the application of significant management judgments that could affect revenue recognition such as significant return rights, licensing or other customer contracts, multiple element price allocations, deferred payment terms or product delivery schedules, or contingent or variable consideration arrangements that are dependent upon the occurrence or nonoccurrence of certain specified future events. Accordingly, its revenue recognition practices are the same both before and after adoption of the new FASB standard, and management has not and does not expect to make any retroactive adjustments to previously issued financial statements after adoption.

The FASB’s new going concern standard requires management to make interim and annual assessments of the Company’s ability to continue as a going concern for one year from the issuance of the financial statements and when applicable, it prescribes specific related disclosures that were not required in the past. It does not change the present FASB requirement to use liquidation basis as an alternative to going concern accounting whenever liquidation is imminent.

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

For the year ended July 31, 2017, the Company had no sales, which is a 100% decrease in sales from $37,452 from the previous year ended July 31, 2016. The decrease in sales is due to focusing on the automotive joint venture start up. The Company entered into a distribution agreement for CardioMap® in February 2016 and had its first sales of the product in the year ended July 31, 2016.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company had no cost of goods sold for the year ended July 31, 2017, which decreased of 100%, from $20,299 from the previous year ended July 31, 2017. The decrease in sales is due to focusing on the automotive joint venture start up in fiscal year 2017.

Gross Profit and Gross Margin

Our gross profit decreased by $17,153 or 100% for the year ended July 31, 2017. The decrease in sales is due to the Company mainly focusing on the automotive joint venture start up in fiscal year 2017.

Our gross margin will be affected by a variety of factors that include the volume of sales as the Company transitions refocuses on sales of its current products as well as the costs of goods sold may be affected as the Company intends to engage international third-party manufacturers to manufacture its product.

Operating Expenses

Our operating expenses consists primarily of general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses increased $76,854 or 85%, from $90,721 for the year ended July 31, 2016 to $167,575 for the year ended July 31, 2017. The increase in operating expenses is mainly due to $64,000 in related startup costs to the automotive joint venture in marketing, consulting, building lease expense, and travel. The Company also realized $8,000 in expenses related to becoming eligible and traded on the OTC Markets.

Loss from Operations

Loss from operations increased from a loss of $73,568 for the year ended July 31, 2016 to a loss of $167,565 for the year ended July 31, 2017, which was largely a result of the startup expenses related to the automotive joint venture ad filing and becoming traded on the OTC Markets.

Interest expense

Interest expense was $30,269 for the year ended July 31, 2017 compared to interest expense of $12,549 for the year ended July 31, 2016. The increase in interest expense for the year ended July 31, 2017 is largely attributed to the Company entering into debt instruments and notes in order to fund the startup of the automotive joint venture.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended July 31, 2017 and 2016 as presented below:

	Year Ended	Year Ended
	2017	2016
Net cash used in operating activities	$(116,598)	$(60,859)
Net cash used in investing activities		(53,310)
Net cash provided by financing activities	127,843	111,000

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payable by $221,667. During 2016 we borrowed on the note payable to purchase distribution rights to CardioMap® and fund professional services. During 2017 we borrowed further on the note payable to fund the startup of the automotive joint venture. As of July 31, 2017 and 2016 the note has a balance of $416,246 and $142,739. As of July 31, 2017, we had cash and cash equivalents of $13,426. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, our company may need to suspend any purchase of Fit inventory and/or the creation of new products until market conditions improve.

On January 4, 2016, we entered into a “Master Revolving Note” (the “Note”) to Vivakor, Inc. in the amount of $200,000 plus simple interest of 12.5% per annum that shall become due and payable on January 4, 2018. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. On January 4, 2018, the Note may be converted into shares of the Company at $0.01 per share. As of July 31, 2017, it has a balance of $416,246.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Odyssey Group International, Inc. (the Company) as of July 31, 2017 and 2016, and the related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2017 and 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended July 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company continued to incur losses from operations, and, accordingly, has a deficit of $589,762 as July 31, 2017. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Piercy Bowler Taylor and Kern

Piercy Bowler Taylor and Kern,

Certified Public Accountants
Salt Lake City, Utah

November 14, 2017

Odyssey Group International, Inc.

Balance Sheets

	July 31, 2017	July 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,426	$2,181
Accounts receivable	1,052	18,052
	14,478	20,233

Property and equipment, net	2,620	3,172
Product distribution rights	35,000	45,000
Investment in joint venture	107,157	–
	$159,255	$68,405

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,071	$30,646
Accrued wages	104,000	92,000
Notes payable, including accrued interest	433,046	190,177
	579,117	312,823
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 114,839,600 and 114,750,000 issued and outstanding	114,840	114,750
Additional paid-in capital	55,060	32,750
Deficit	(589,762)	(391,918)
	(419,862)	(244,418)
	$159,255	$68,405

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statements of Operations

	Year Ended July 31, 2017	Year Ended July 31, 2016

Revenues	–	$37,452

Costs of goods sold	–	20,299

Gross profit	–	17,153

General and administrative expense	$167,575	90,721

Loss from operations	(167,575)	(73,568)

Interest expense	(30,269)	(12,549)
Net loss	$(197,844)	$(86,117)

Basic net loss per share:	$(0.00)	$(0.00)

Weighted average number of shares	114,794,677	114,750,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

For the Years Ended July 31, 2017 and 2016

	Common Stock
	Shares	Dollars	Additional Paid-In Capital	Deficit	Total Equity (Deficiency)
Balances July 31, 2015	114,750,000	$114,750	$32,750	$(305,801)	$(158,301)

Net loss	–	–	–	(86,117)	(86,117)

Balances July 31, 2016	114,750,000	$114,750	$32,750	$(391,918)	$(244,418)

Debt converted to Common Stock	89,600	90	22,310	–	22,400

Net loss	–	–	–	(197,844)	(197,844)

Balances July 31, 2017	114,839,600	$114,840	$55,060	$(589,762)	$(419,862)

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statements of Cash Flows

	Year Ended July 31, 2017	Year Ended July 31, 2016

Operating activities
Net loss	$(197,844)	$(86,117)
Adjustments to reconcile Net loss to net cash used in operating activities
Depreciation and amortization expense	10,552	5,138
Decrease (Increase) in accounts receivable	17,000	(18,052)
Increase in accounts payable	11,425	13,623
Increase in accrued wages	12,000	12,000
Increase in accrued interest	30,269	12,549
Net cash used in operating activities	(116,598)	(60,859)

Investing activities
Purchase of equipment	–	(3,310)
Purchase of other investments	–	(50,000)
Net cash used in investing activities	–	(53,310)

Financing activities
Investment in joint venture	(107,157)	–
Proceeds from note payable	235,000	111,000
Net cash provided by financing activities	127,843	111,000

Net change in cash and cash equivalents	11,245	(3,169)
Cash and cash equivalents, beginning of period	2,181	5,350
Cash and cash equivalents, end of period	$13,426	$2,181

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

1. Nature of Operations

The Company is a trans-disciplinary product development enterprise involved in the discovery, development and commercialization of a broad range of products. The Company has developed and is marketing a product to provide athletic enhancement products to improve the human body’s function during athletic stress (Note 8). In February 2016, the Company also entered into distribution agreements to sell and distribute two new technologies, CardioMap® and JadeCool towels. CardioMap® is an advanced technology for early non-invasive testing for heart disease. JadeCool towels use natural jade mineral with a microfiber technology, which is designed to lower the ambient skin temperature when the towel is used. In September 2016, the company began the research and development of an auto fuel additive, ProjectALPHA. This product is a premier fuel additive, designed specifically for on track use, though standard road use has proven safe and effective. ProjectALPHA allows the user to use standard 91 Octane fuel for on track use with increased performance. In November 2016, the Company entered into a joint venture agreement with Insane Power LV, Inc. to create products for the retail sales channel for custom autos and ProjectALPHA, a well as auto upgrades with custom engine technology contributed by Insane Power LV, Inc. Subsequent to year-end the Company entered into discussions to sell the Company’s interest in this joint venture. The transaction sale of the Company’s interest in this joint venture is contemplated to occur in the first quarter of fiscal year 2018 and it is contemplated to be sold at cost.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts, if deemed necessary by management. An allowance for doubtful accounts is based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. No allowance for doubtful accounts was considered necessary by management as of July 31, 2017 and 2016.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the year ended July 31, 2017 and 2016 the Company recognized depreciation expense of $552 and $138.

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

4. Other Assets

In November 2016, the Company entered into a joint venture agreement with Insane Power LV, Inc. in order to develop and create products for retail sales channels and auto upgrade markets. The Company is considered to be able to significantly influence the operating and financial policies of the joint venture, which is accounted for using the equity method. Investments in the joint venture are initially recognized at cost. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued or liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. The Company has contributed $107,157 in capital and is awaiting an accounting of the contributed technology in order to value Insane Power LV, Inc.’s contribution.

5. Notes Payable

As of July 31, 2017, the Company entered into multiple convertible promissory notes, which fully mature one year from issuance. The notes currently issued by the Company mature in April 2018, and bear interest at 12.0% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of July 31, 2017, these notes have a balance of $16,800 and may be converted into 67,200 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of July 31, 2017, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2018, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of July 31, 2017, the note has a balance of $416,245 and may be converted into 41,624,500 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

6. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

7. Income Taxes

As of July 31, 2017 and 2016, the Company has net deferred tax assets of $186,775 and $107,030 consisting of net operating loss carryforwards that expire in 2035 and 2034 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 8), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

8. Going Concern

The Company has not realized any revenues for the year ended July 31, 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. The Company also entered into a joint venture agreement in order to develop and create products for retail sales channels and auto upgrade markets. In addition, the Company’s partner in the joint venture contributed its custom engine technology for custom car manufacturing. During fiscal year 2017 the joint venture was in a development stage and is awaiting the valuation of custom technology. Subsequent to July 31, 2017 the Company has entered into discussions with a buyer of the Company’s interest in this joint venture. The transaction sale of the Company’s interest in this joint venture is contemplated to occur in the first quarter of fiscal year 2018 and it is contemplated to be sold at cost. As a result of these events, the Company has an operating deficit of $589,762 as of July 31, 2017. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern.

9. Subsequent event

In November 2016, the Company entered into a joint venture agreement with Insane Power LV, Inc. to create products for the retail sales channel for custom autos and ProjectALPHA, a well as auto upgrades with custom engine technology contributed by Insane Power LV, Inc. Subsequent to July 31, 2017 the Company entered into discussions to sell the Company’s interest in this joint venture. The transaction sale of the Company’s interest in this joint venture is contemplated to occur in the first quarter of fiscal year 2018 and it is contemplated to be sold at cost. Attached to these discussions of the sale of the Company’s interest in the joint venture, is the research and development expenses that the Company assumed for the joint venture earlier in the current fiscal year. Due to these subsequent events the research and development expense of $30,000 and its associated account payable for $30,000, which were accounted for in the previous quarters of the current fiscal year were reversed and attached directly to the joint venture for control and ownership of that research and development.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this filing:

Name	Age	Position

Executive Officers:
Steve Miller	59	Chairman of the Board, CEO, President
James Short	43	CFO, Secretary

Directors:
Steve Miller	59	Director
James Short	43	Director
Kevin Wiltz	51	Director

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

In addition, following the effectiveness of the registration statement of which this report is a part, the members of our audit committee must satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Rule 10A-3. In order to be considered to be independent for purposes of Rule 10A-3, no member of the audit committee may, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the company or any of its subsidiaries or (2) be an affiliated person of the company or any of its subsidiaries.

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

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Steve Miller Chief Executive Officer, President and Chairman of the Board	2017	6,000	-0-	-0-	-0-	-0-	-0-	6,000

James Short Secretary and Director	2017	6,000	-0-	-0-	-0-	-0-	-0-	6,000

Kevin Wiltz Director	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1)	All employees have agreed to defer salary payments until we have raised additional capital. All salary will accrue and be paid either in cash or stock, at the employee’s election. If an employee elects to receive shares of our stock in lieu of cash, the number of shares will be determined based upon the fair market value on the date the employee notifies us of such election. Excludes other compensation in the form of perquisites and other personal benefits that constitute less than $10,000.
(2)	In fiscal year 2017, we have agreed to pay the following salaries: Steve Miller, $6,000; James Short, $6,000; and Kevin Wiltz, $-0-.

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

Outstanding Equity Awards at Year-End

We did not have any outstanding awards of equity securities as of the end of the fiscal year ended July 31, 2017. We have not adopted any equity compensation plans and have not made any awards of equity to any individual during the fiscal year ended July 31, 2017.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Each stockholder’s percentage of beneficial ownership as of November 14, 2017 set forth in the following table is based on 114,839,600 shares of our common stock outstanding at the date of this report.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Group International, Inc., 4262 Blue Diamond Rd., Suite 102-281, Las Vegas, NV 89139. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class **
Steve Miller(1)(6)	25,000,000	21.77%
James Short (2)	70,000	<1%
Kevin Wiltz	2,500,000	2.18%
Market Group International(3)(6)	25,000,000	21.77%
Adwin, LLC(4)(6)	25,000,000	21.77%
Regal Growth, LLC(5)(6)	25,000,000	21.77%

All Persons Named in the Summary Compensation Table and Directors and Executive Officers as a Group (3 persons)	27,570,000	24.01%

________________

*  Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this report are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

**  Percent of class is calculated on the basis of the number of shares outstanding on the date of this report plus the number of shares the person has the right to acquire within 60 days of the date of this report.

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

Related Party Transactions

None.

Director Independence

Our board of directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934. As of the date of this report, none of our directors satisfies these independence conditions.

Interests of Named Experts and Counsel

Christopher A. Wilson, Esq., a partner in the law firm Wilson & Oskam, LLP, owns 35,000 shares of our common stock.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees related to services performed by Piercy Bowler Taylor & Kern for the years ended July 31, 2017 and 2016:

Year Ended	Year Ended
		2017	2016
Audit fees	(1)	$34,400	$44,500
Audit-related fees	(2)	–	–
Taxation services	(3)	–	–
Accounting and other services	(4)	–	–
Total		$–	$–

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2017 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2017 fiscal year for filing with the SEC.

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

PART IV

Item 15.	Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

___________

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2017.

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

Signature	Title	Date

/s/Steve Miller	Chief Executive Officer, President, Director	November 14, 2017
Steve Miller	(Principal Executive Officer)

/s/James Short	Chief Financial Officer, Secretary, Director	November 14, 2017
James Short	(Principal Financial Officer)
/s/Kevin Wiltz	Director	November 14, 2017

