Form 10-Q
period 2017-10-31
Odyssey Group International, Inc.
filed 2017-12-20
CIK 1626644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

114,839,600 shares of common stock, par value $.001 per share, outstanding as of December 20, 2017

1

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended October 31, 2017

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	October 31, 2017 (Unaudited)	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,529	$13,426
Accounts receivable	1,052	1,052
	12,581	14,478

Property and equipment, net	2,482	2,620
Product distribution rights	32,500	35,000
Investment in joint venture	130,395	107,157
	$177,958	$159,255

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,271	$42,071
Accrued wages	107,000	104,000
Notes payable, including accrued interest	499,957	433,046
	661,228	579,117
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding
Common stock, $.001 par value; 500,000,000 shares authorized with 114,839,600 issued and outstanding	114,840	114,840
Additional paid-in capital	55,060	55,060
Deficit	(653,170)	(589,762)
	(483,270)	(419,862)
	$177,958	$159,255

See Notes to Financial Statements.

3

Odyssey Group International, Inc.

Statement of Operations

	Three Months Ended October 31,
	2017 (Unaudited)	2016 (Unaudited)

Revenues

Costs of goods sold

Gross profit

General and administrative expense	$49,497	$15,909

Loss from operations	(49,497)	(15,909)

Interest expense	(13,911)	(5,961)
Net loss	$(63,408)	$(21,870)

Basic net loss per share:	$(0.00)	$(0.00)

Weighted average number of shares	114,839,600	114,750,000

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Cash Flows

	Three Months Ended October 31,
	2017 (Unaudited)	2016 (Unaudited)

Operating activities
Net loss	$(63,408)	$(21,870)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	2,638	2,638
Decrease in accounts receivable	–	7,000
Increase in accounts payable	12,200	1,700
Increase in accrued wages	3,000	3,000
Increase in accrued interest	13,911	5,961
Net cash used in operating activities	(31,659)	(1,571)

Financing activities
Issuance of loan receivable	(23,238)	–
Proceeds from notes payable	53,000	–
Net cash provided by financing activities	29,762	–

Net change in cash and cash equivalents	(1,897)	(1,571)
Cash and cash equivalents, beginning of period	13,426	2,181
Cash and cash equivalents, end of period	$11,529	$610

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended October 31, 2017, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. For further information, please refer to the audited financial statements of the Company for the year ended July 31, 2017 and the notes thereto reported in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the interim period are not necessarily indicative of the results to be expected for the full year.

1. Nature of Operations

The Company is a trans-disciplinary product development enterprise involved in the discovery, development and commercialization of a broad range of products. The Company has developed and was marketing a product to provide athletic enhancement products to improve the human body’s function during athletic stress (Note 7). The Company ceased marketing our athletic enhancement product, called Fit, in 2016. In February 2016, the Company also entered into distribution agreements to sell and distribute two new technologies, CardioMap® and JadeCool towels. CardioMap® is an advanced technology for early non-invasive testing for heart disease. JadeCool towels use natural jade mineral with a microfiber technology, which is designed to lower the ambient skin temperature when the towel is used. In November 2017, the Company acquired all of the rights, title and interest in CardioMap®.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts, if deemed necessary by management. An allowance for doubtful accounts is based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. No allowance for doubtful accounts was considered necessary by management as of October 31, 2017.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the three months ended October 31, 2017 the Company recognized depreciation expense of $138.

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

4. Notes Payable

As of October 31, 2017, the Company carries a convertible promissory note, which fully mature one year from issuance. The note currently issued by the Company matures in April 2018, and bears interest at 12.0% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of October 31, 2017, these notes have a balance of $17,250 and may be converted into 69,000 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of October 31, 2017, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2018, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of October 31, 2017, the note has a balance of $482,707 and may be converted into 48,270,700 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

5. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

6. Income Taxes

As of October 31, 2017, the Company has net deferred tax assets of $208,968 consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 7), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

7. Going Concern

The Company has not realized any revenues for the three months ended October 31, 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. The Company ceased marketing our Fit product in 2016. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. CardioMap® will require FDA approval before further sales can be realized, but there can be no assurance, however, that we will be successful in obtaining FDA approvals for this product. In November 2017, the Board of Directors approved an addendum to the Distribution Agreement with VE Science Technologies LLC (VEST), which states that VE Science Technologies LLC will contribute all of the rights, title and interest in CardioMap® for $32,500 (the value of the remaining distribution term). As a result of these events, the Company has an operating deficit of $653,170 as of October 31, 2017. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern.

8. Subsequent events

In December 2017, the Board of Directors approved the hire of a new Chief Executive Officer, J. Michael Redmond. The Company signed an employment agreement with Mr. Redmond in December 2017.

In November 2017, the Board of Directors approved an addendum to the Distribution Agreement with VE Science Technologies LLC (VEST), which states that VE Science Technologies LLC will contribute all of the rights, title and interest in CardioMap® for $32,500 (the value of the remaining distribution term). Since the Company has not completed a third party evaluation of the CardioMap® technology, it intends to expense the remaining portion of the distribution rights carried on the balance sheet.

In November 2016, the Company entered into a joint venture agreement with Insane Power LV, Inc. to create products for the retail sales channel for custom autos and ProjectALPHA, a well as auto upgrades with custom engine technology contributed by Insane Power LV, Inc. Subsequent to October 31, 2017 the Company entered into discussions to sell the Company’s interest in this joint venture. The transaction sale of the Company’s interest in this joint venture is contemplated to occur in te second quarter of fiscal year 2018 and it is contemplated to be sold at cost. Attached to these discussions of the sale of the Company’s interest in the joint venture, is the research and development expenses that the Company assumed for the joint venture earlier in the current fiscal year.

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

Overview

We have a deficit of $653,170 as of October 31, 2017. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at October 31, 2017 and the revenue from the sales of our products may not provide sufficient working capital to meet our current operating expenses through July 31, 2018; however, we continue to cut overhead expenses and intend to grow our business product line and are working to grow the business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by July 31, 2018, we will adjust our current business plan to rely upon a new marketing strategy based on verbal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials).We may also have to consider focusing solely on our current products, Fit, CardioMap®, and JadeCool towels to market, sell, and distribute and would not be able to research and develop other product possibilities that may present themselves to the Company. If no additional capital is available, we may also be forced to curtail purchase of inventory of our products, which would eliminate all of our sales revenue.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the quarter ended October 31, 2017 based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the nine months ended October 31, 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In November 2017, the Board of Directors approved an addendum to the Distribution Agreement with VE Science Technologies LLC (VEST), which states that VE Science Technologies LLC will contribute all of the rights, title and interest in CardioMap® for $32,500 (the value of the remaining distribution term). CardioMap® will require FDA approval before further sales can be realized. As a result of these events, the Company has an operating deficit of $653,170 as of October 31, 2017. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. The Board of Directors authorized the Company to register for international business operations. The Company intends to continue domestic operations and approach other domestic distributors to sell its products. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company.

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

The Company began marketing Fit as a health supplement to provide athletic enhancement to improve the human body’s function during athletic stress. CardioMap® is an advanced technology for early non-invasive testing for heart disease, and the Company will commence actively marketing this product after the product has been FDA approved, but there can be no assurance, however, that we will be successful in obtaining FDA approvals for this product.

For the quarter ended October 31, 2017, the Company did not have sales of product, which is due to the Company’s focus on the automotive joint venture start up. The Company entered into a joint venture agreement in November 2016 with Insane Power Vegas, Inc., which specializes in custom car manufacturing, but as of October 31, 2017 the joint venture is expected to be purchased by a third party and the Company’s joint venture interest has been reclassed to loan receivable from the purchaser. For the quarter ended October 31, 2016, the Company did not have sales of product, due to its only distributor overstocking the Company’s product in the previous quarter. The Company entered into a distribution agreement for CardioMap® in February 2016 and had its first sales of the product in the year ended July 31, 2016. In November 2017, the Board of Directors approved an addendum to the Distribution Agreement with VE Science Technologies LLC (VEST), which states that VE Science Technologies LLC will contribute all of the rights, title and interest in CardioMap® for $32,500 (the value of the remaining distribution term). The Company will commence actively marketing this product after the product has been FDA approved, but there can be no assurance, however, that we will be successful in obtaining FDA approvals for this product.

The Company has hired a CEO, Michael Redmond, who has considerable experience in the medical device industry. The Company has also entered into an Advisory Service Agreement with BMA Securities, LLC to assist in managing the business. These events are expected to add to revenue in future periods, but there can be no assurance, however, that we will be successful in our development of these products and or their sales volume.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company did not have costs of goods sold for the three months ended October 31, 2017 and 2016. This is due to the Company having no sales for the three months ended October 31, 2017 and 2016. The Company did not realize sales for the three months ended October 31, 2017 due to the Company’s focus on the automotive joint venture start up. The Company did not realize sales for the three months ended October 31, 2016 due to its only distributor overstocking the Company’s products.

Gross Profit and Gross Margin

For the three months ended October 31, 2017 and 2016 there was no gross profit. The company did not realize gross profit for the three months ended October 31, 2017 and 2016 due to the Company’s focus on the automotive joint venture start up in 2017, and due to the Company’s only distributor overstocking its product in the previous quarter in 2016.

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

Overall operating expenses increased by $33,588 or 211% from the three months ended October 31, 2016 to the three months ended October 31, 2017. The increase in operating expenses is mainly due to consulting and marketing expenses incurred in regards to the previous automotive joint venture and purchase of the Company’s interest in that venture for the three months ended October 31, 2017.

Loss from Operations

Loss from operations increased from a loss of $21,870 for the three months ended October 31, 2016 to a loss of $63,408 for the three months ended October 31, 2017. The loss for the three months ended October 31, 2017 and 2016 is primarily due to the Company not realizing any sales for the period due to the Company’s focus on the research and development costs of ProjectALPHA and joint venture start up operations, which the Company’ interest in the venture was purchased and reclassed to a loan receivable as of October 31, 2017.

Interest expense

Interest expense was $13,911 for the three months ended October 31, 2017 and $5,961 for the three months ended October 31, 2016. The increase in interest expense is attributed to the Company taking on further debt financing instruments over the past year.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended October 31, 2017 and 2016 as presented below:

	Three Months Ended October 31,
	2017	2016

Net cash used in operating activities	$(31,659)	$(1,571)
Net cash provided by financing activities	$29,762	$–

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payables by $221,667. During 2016 we borrowed on the note payable to purchase distribution rights to CardioMap® and fund further operations. As of October 31, 2017 the notes have a balance of $499,957. As of October 31, 2017 and July 31, 2017, we had cash and cash equivalents of $11,529 and $13,426, respectively. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

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

On January 4, 2016, we entered into a “Master Revolving Note” (the “Note”) to Vivakor, Inc., for the principal plus simple interest of 12.5% per annum that shall become due and payable on January 4, 2018. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. On January 4, 2018, the Note may be converted into shares of the Company at $0.01 per share. As of October 31, 2017, it has a balance of $430,739.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Some of our products may be subject to clinical trials or FDA approval, however the over the counter products may not require FDA approval.

When sold publicly, some of our over the counter products may demonstrate health, safety or effectiveness concerns that may ultimately damage the commercialization of our products. If these concerns are severe to the extent that it may not be worthwhile to pursue any one or all of the products commercially, our business would be severely harmed. Because these types of products will not be FDA approved, the reception of our products by the general public is unknown. Not having FDA approval of our products potentially may have a negative impact on the public’s acceptance of our products or limit our products to a niche market. Our products’ effectiveness also will be highly determinative of our reputation. If we are unable to meet the public’s wants and expectations, our business would be harmed.

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

Our future success depends significantly on the skills and efforts of Joseph Michael Redmond and James Short and possibly other key personnel. The loss of the services of any of these individuals could harm our business and operations. In addition, we have not obtained key person life insurance on any of our key employees. If any of our executive officers or key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

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

Our common stock is traded in the Pink Sheets, which could deprive stockholders of the full value of their shares.

We intend to apply for the listing of our common stock on a national stock exchange or an automated quotation system. Once listed on a national stock exchange, the shares may be sold at prevailing market prices or privately negotiated prices. There can be no assurance that any application for the listing of our common stock on a national stock exchange will be approved.

If any such application is not approved and our common stock ultimately is not listed, we will continue to be quoted on the OTC Electronic Bulletin Board. Our common stock is expected to have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 20, 2017.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ James Short
James Short
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	December 20, 2017
Joseph Michael Redmond	(Principal Executive Officer)

/s/James Short	Chief Financial Officer, Secretary, Director	December 20, 2017
James Short	(Principal Financial Officer)

