Form 10-Q
period 2018-01-31
Odyssey Group International, Inc.
filed 2018-05-30
CIK 1626644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

119,839,600 shares of common stock, par value $.001 per share, outstanding as of May 29, 2018

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended January 31, 2018

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	January 31, 2018 (Unaudited)	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$403	$13,426
Accounts receivable	–	1,052
	403	14,478

Property and equipment, net	2,345	2,620
Product distribution rights	30,000	35,000
Investment in joint venture	–	107,157
	$32,748	$159,255

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,071	$42,071
Accrued wages	128,500	104,000
Notes payable, including accrued interest	565,688	433,046
	713,259	579,117
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 119,839,600 and 114,750,000 issued and outstanding	119,840	114,840
Additional paid-in capital	100,060	55,060
Deficit	(900,411)	(589,762)
	(680,511)	(419,862)
	$32,748	$159,255

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017

Revenues	–	–	–	–

Costs of goods sold	–	–	–	–

Gross profit	–	–	–	–

General and administrative expense	$100,313	$26,029	$149,810	$41,938
Impairment loss	131,447	–	131,447	–

Loss from operations	(231,760)	(26,029)	(281,257)	(41,938)

Interest expense	(15,481)	(5,144)	(29,392)	(11,105)
Net loss	$(247,241)	$(31,173)	$(310,649)	$(53,043)

Basic net loss per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	116,361,339	114,840,574	114,976,341	114,840,087

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statement of Cash Flows

	Six Months Ended January 31,
	2018 (Unaudited)	2017 (Unaudited)

Operating activities
Net loss	$(310,649)	$(53,043)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	5,275	5,276
Impairment loss	131,447	–
Decrease in accounts receivable	–	17,000
Decrease in accounts payable	27,000	29,400
Increase in accrued wages	24,500	6,000
Increase in accrued interest	29,392	11,105
Net cash used in operating activities	(93,035)	15,738

Financing activities
Issuance of loan receivable	(23,238)	(52,876)
Proceeds from notes payable	103,250	43,000
Net cash provided by financing activities	80,012	(9,876)

Net change in cash and cash equivalents	(13,023)	5,862
Cash and cash equivalents, beginning of period	13,426	2,181
Cash and cash equivalents, end of period	$403	$8,043

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended January 31, 2018, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. For further information, please refer to the audited financial statements of the Company for the year ended July 31, 2017 and the notes thereto reported in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the interim period are not necessarily indicative of the results to be expected for the full year.

1. Nature of Operations

The Company owns technology and the marketing and distribution rights to CardioMap®). CardioMap® is an advanced technology for early non-invasive testing for heart disease. CardioMap® measures disease or stress levels, along with current heart conditions as a 3D image supplementing the line drawing electrocardiogram (ECG), but with device sensitivity that surpasses standard ECG analyzers by 7 to 50 times. It is highly portable and provides a rapid analysis in 30 or 60 seconds. The device is connected through the Internet to the central server that converts the electric conductivity of the cardiac tissue into a three-dimensional, color-coded and easy-to- interpret visual portrait. The CardioMap® is in advance stages of development and is not yet FDA approved. FDA clearance to market the product will be required in order to sell in the United States.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts, if deemed necessary by management. An allowance for doubtful accounts is based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. No allowance for doubtful accounts was considered necessary by management as of January 31, 2018.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the six months ended January 31, 2018 the Company recognized depreciation expense of $275.

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

4. Notes Payable

As of January 31, 2018, the Company carries a convertible promissory note, which fully matures one year from issuance. The note currently issued by the Company matures in April 2018, and bears interest at 12.0% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.25 per share. As of January 31, 2018, this note has a balance of $17,700 and may be converted into 70,800 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature.

As of January 31, 2018, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2019, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of January 31, 2018, the note has a balance of $547,988 and may be converted into 54,798,800 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Until such event, the note carries its original terms and features.

5. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

6. Income Taxes

As of January 31, 2018, the Company has net deferred tax assets of $249,496 consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 7), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

7. Going Concern

The Company has not realized any revenues for the six months ended January 31, 2018. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. As a result of these events, the Company has an operating deficit of $768,964 as of January 31, 2018. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern.

8. Subsequent event

On February 1, 2018, a debt holder converted $15,000 from its convertible debt into 1,500,000 shares of Common Stock. Furthermore, the debt holder was issued a common stock warrant for 4,000,000 shares at $0.25 per share as consideration to the debt holder to agree to begin to convert portions of its loan to common stock pari passu with a new offering raise of investment at a minimum of $500,000.

On February 27, 2018, the Company effected a restructuring of its Common Stock. The company’s Board approved the return of 65,300,000 shares to treasury. Certain shareholders will return their current stock certificate and be issued a new certificate reflecting revised shares of the company stock..

On March 10, 2018 James Short resigned as Chief Financial Officer, Secretary, and Treasurer of the Company.

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

Overview

We have a deficit of $900,411 as of January 31, 2018. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at January 31, 2018 and the revenue from the sales of our products may not provide sufficient working capital to meet our current operating expenses through July 31, 2018; however, we continue to cut overhead expenses and intend to grow our business product line and are working to grow the business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the year ended July 31, 2017 based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the six months ended January 31, 2018. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In November 2017, the Board of Directors approved an addendum to the Distribution Agreement with VE Science Technologies LLC (VEST), which states that VE Science Technologies LLC will contribute all of the rights, title and interest in CardioMap® for $32,500 (the value of the remaining distribution term). CardioMap® will require FDA approval before further sales can be pursued. As a result of these events, the Company has an operating deficit of $900,411 as of January 31, 2018. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. The Board of Directors authorized the Company to register for international business operations. The Company intends to continue domestic operations and approach other domestic distributors to sell its products. The Company is also reviewing its business model to distribute product on its own. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current product to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company.

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

For the quarter ended January 31, 2018, the Company did not have sales of product, which is due to the Company’s focus on the automotive joint venture start up. The Company entered into a joint venture agreement in November 2016 with Insane Power Vegas, Inc., which specializes in custom car manufacturing, but as of January 31, 2018 the joint venture was purchased by a third party and the Company’s joint venture interest has been reclassed to loan receivable from the purchaser. For the quarter ended January 31, 2017, the Company did not have sales of product, due to the termination of the Company’s only distributor. The Company entered into a distribution agreement for CardioMap® in February 2016 and had its first sales of the product in the year ended July 31, 2016. In November 2017, the Board of Directors approved an addendum to the Distribution Agreement with VE Science Technologies LLC (VEST), which states that VE Science Technologies LLC will contribute all of the rights, title and interest in CardioMap® for $32,500 (the value of the remaining distribution term). The Company will commence actively marketing this product after the product has been FDA approved, but there can be no assurance, however, that we will be successful in obtaining FDA approvals for this product.

The Company has hired a CEO, Michael Redmond, who has considerable experience in the medical device industry. The Company has also entered into an Advisory Service Agreement with BMA Securities, LLC to consult the business. These events are expected to add to revenue in future periods, but there can be no assurance, however, that we will be successful in our development of these products and or their sales volume.

Cost of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company did not have cost of goods sold for the six months ended January 31, 2018 and 2017. This is due to the Company having no sales for that period. The Company did not realize sales for the six months ended January 31, 2018 due to the Company’s focus on the automotive joint venture start up. The Company did not realize sales for the six months ended January 31, 2017 due to the termination of its only distributor.

Gross Profit and Gross Margin

For the six months ended January 31, 2018 and 2017 there was no gross profit. The company did not realize gross profit for the six months ended January 31, 2018 and 2017 due to the Company’s focus on the automotive joint venture start up in 2017, and due to the termination of the Company’s only distributor.

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

Overall operating expenses increased by $239,319 or 571% from the six months ended January 31, 2017 to the six months ended January 31, 2018. The increase in operating expenses is mainly due to an impairment allowance against a loan receivable, and consulting and marketing expenses incurred in regards to the previous automotive joint venture and purchase of the Company’s interest in that venture for the six months ended January 31, 2018.

Loss from Operations

Loss from operations increased from a loss of $41,938 for the six months ended January 31, 2017 to a loss of $149,810 for the six months ended January 31, 2018. The loss for the six months ended January 31, 2018 and 2017 is primarily due to the Company not realizing any sales for the period due to the Company’s focus on the research and development costs of ProjectALPHA and joint venture start up operations and an impairment allowance against a loan receivable related to the Company’ interest in the venture being purchased as of January 31, 2018.

Interest expense

Interest expense was $29,392 for the six months ended January 31, 2018 and $11,105 for the six months ended January 31, 2017. The increase in interest expense is attributed to the Company taking on further debt financing instruments over the past year.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the six months ended January 31, 2018 and 2017 as presented below:

	Six Months Ended January 31,
	2018	2017

Net cash used in operating activities	$(93,035)	$(14,262)
Net cash provided by financing activities	$80,012	$20,124

Liquidity and Capital Resources

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payable by $221,667. During 2016 we borrowed on the note payable to purchase distribution rights to CardioMap® and fund further operations. As of January 31, 2018 the note has a balance of $565,688. As of January 31, 2018 and July 31, 2017, we had cash and cash equivalents of $403 and $13,426, respectively. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

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

On January 4, 2017, we entered into a “Master Revolving Note” (the “Note”) to Vivakor, Inc., for the principal plus simple interest of 12.5% per annum. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. The Note may be converted into shares of the Company at $0.01 per share. As of January 31, 2018, it has a balance of $547,988.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success depends significantly on the skills and efforts of Joseph Michael Redmond and possibly other key personnel. The loss of the services of any of these individuals could harm our business and operations. In addition, we have not obtained key person life insurance on any of our key employees. If any of our executive officers or key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

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

5,000,000 shares were granted to BMA securities as compensation for services.

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 30, 2018.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	May 30, 2018
Joseph Michael Redmond	(Principal Executive Officer)

