Form 10-K
period 2018-07-31
Odyssey Group International, Inc.
filed 2018-12-12
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K

____________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

2372 Morse Ave

Irvine, CA 92614

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2018	$253,500

Number of shares of common stock outstanding as of July 31, 2018	61,414,000

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

Odyssey Group International, Inc. was formed as a Nevada corporation in March 2014. Our principal executive offices are located at 2372 Morse Ave., Irvine, CA 92614The registration statement effectuating our initial public offering became effective in July 2015. We are an emerging growth company.

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

General

Odyssey Group International, Inc. (“Odyssey” or “the Company”), was formed as a publicly held holding company with an emphasis on the development and acquisition of medical devices and health related technologies. The Company is focused on building and acquiring assets in areas that have an identified technological advantage and a substantial market opportunity within significant target markets across the globe.

The corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that generate positive cash flow. Our strategic mission is to deliver financial results, which yield high rates of returns for our shareholders and partners. The Company’s senior management team and leadership have significant experience and capabilities to further refine the technologies as we build our distribution system

Our Company is a trans-disciplinary product development enterprise involved in the discovery, development and commercialization of a broad range of products applied to our target industries. The Company has developed, and subsequent to July 31, 2014, began marketing a product called “Fit” to provide athletic enhancement products to improve the human body’s function during athletic stress. We currently own or control all proprietary rights in and to the formula called Fit as well as the respective rights, titles and interests in and to the formula. The formula is not patent protected, but is maintained solely as a trade secret. The Company no longer markets this product. The Company has also acquired the right to sell and distribute a technology called CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. In 2016, the Company entered into a joint venture agreement with Insane Power LV, Inc. to create products for the retail sales channel for custom autos. In 2018, the Company sold its interest in this joint venture at cost. The research and development expenses that the Company assumed were reversed and attached directly to the joint venture for control and ownership of that research and development.

Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We intend to focus on the commercialization of CardioMap®.

We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets.

We intend to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio.

We intend to engage third party research and development firms who specialize in the creation of our products to assist us in the development of our own products We intend to apply for trademarks and patents once we have developed proprietary products.

Financial Information about Industry Segments

We do not report our revenues or expenses by segment. See financial statements audited by Piercy Bowler Taylor & Kern herein.

Suppliers, Sources and Availability of Raw Materials

N/A

Our Growth Strategy

Once FDA cleared to market the CardioMap product, n addition to distributing domestically, we intend to enter into license agreements with qualified distributors in Europe, South America, India and China. We intend to require such licensees to pay to our company an initial license fee as well as royalties based on gross sales. Retaining exclusivity, we will bill based on a mutually agreeable semi-annual or quarterly sales minimum. We have determined to focus on international growth because generally such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

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

2)

Generate revenues from sales of CardioMap® and through the development and distribution of new products. We intend to market CardioMap® through third party distributors and through our own efforts, and we intend to market any new products that may be developed or acquired. We also intend to use other marketing and sales methods we have not implemented. We intend to develop such opportunities if and as they present themselves as capital resources permit.

3)	Identify and develop CardioMap® for additional proprietary uses of the product. We intend to identify and find new areas of the human body to map utilizing CardioMap® technology such as the brain, liver and kidney.

About CardioMap®

The CardioMap® System is an internet service based on the new development of Dispersion Mapping Method in ECG analysis for the early, non-invasive testing of a heart disease (CHD). The heart monitoring system provides high quality 3-D visualization and diagnosis of the heart using advanced signal analysis.

Once FDA cleared, CardioMap® could provide a better level of diagnosis with its improved sensitivity levels that can detect early warning signs that would normally be invisible with standard ECG devices. The system can dramatically cut the costs associated with the detection of ischemic heart disease and will prove to be an invaluable testing device for cardiologists, physicians, clinics, hospitals, the fitness industry, sports teams, emergency facilities and general public. CardioMap® was developed by VE Science Technology LLC, from whom we have purchased the product rights.

Competition

We believe that the primary competition for our services is from existing companies offering EKG equipment. None of these companies have the level of sensitivity as the CardioMap technology and none have dispersion mapping as part of their product offering.

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

In order to sell, market and distribute the CardioMap product, clearance from the FDA is required. Such clearance has not been obtained at this time.

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

Employees

At the date hereof, we have one employee and intend to hire additional employees in the foreseeable future.

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

To succeed, we must do most, if not all, of the following:

•	raise corporate equity to support our operating costs and to have sufficient funds to develop, market and sell our products;
•	locate strategic licensing and commercialization partners;
•	Obtain proper regulatory clearances domestically and abroad;
•	attract, integrate, retain and motivate qualified management and sales personnel;
•	successfully execute our business strategies;
•	respond appropriately and timely to competitive developments; and
•	develop, enhance, promote and carefully manage our corporate identity.

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

Our research and development activities and the manufacturing and marketing of our products may be subject to the laws, regulations and guidelines and, in some cases, regulatory approvals of governmental authorities in the United States and other countries in which our products are or will be marketed. Specifically, in the United States, the Food and Drug Administration (the “FDA”) regulates, among other areas, new drug, device and cosmetic product approvals, over-the-counter drugs and clinical trials of new products and services to establish the proper labeling, safety and efficacy of these products and services and the accuracy of certain marketing claims.

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

The health and wellness industry is constantly undergoing rapid and significant change. Third parties may succeed in developing or marketing products that are more effective than those developed or marketed by us or that would make our products obsolete or non-competitive. Additionally, researchers could develop new procedures and medications that replace or reduce the use of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our products become obsolete and our efforts to develop new products do not result in commercially successful products, then our sales and revenues will decline.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our products consist of a device to diagnose heart ailments.. Our products could malfunction . As a marketer of a medical device used on the human body, we may be subjected to various product liability claims, including that the products contain defective parts,, the products include inadequate instructions as to their uses or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

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

As of July 31, 2018, our company owns no real property. Our principal address is located at 2372 Morse Ave, Irvine, CA 92614. Our telephone number is (702) 751-1418. We currently use shared office space and do not pay any monthly rent. We may be obligated to pay rent in the future but the amount and timing of such obligation is currently unknown.

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

	High	Low
Fiscal Year Ended July 31, 2018

Fourth Quarter	$1.90	$0.46
Third Quarter	1.00	0.46
Second Quarter	1.00	0.25
First Quarter	0.25	0.25

Transfer Agent

The Company’s transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of December 12, 2018, 61,414,000 shares of our common stock were outstanding and held of record by approximately 53 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans. We have entered into an individual compensation plan for Joseph Michael Redmond, CEO, for which Mr. Redmond is to receive 10,000,000 shares of stock and stock options of 15,000,000 at $0.25. The options vest upon achieving the following milestones 5,000,000 options vest upon each milestone, when the Company obtains revenue of $5,000,000, $10,000,000 and $15,000,000. Mr. Redmond received 5,300,000 shares of common stock of the 10,000,000 shares owed upon signing, by reserving control of the investing entity called Green Energy Alternatives, Inc., of which Mr. Redmond is now a common officer.

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

Overview

We have a deficit of $1,072,877 as of July 31, 2018. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at July 31, 2018 and the revenue from the sales of our products may not provide sufficient working capital to meet our current operating expenses through July 31, 2019; however, we continue to accrue overhead expenses and intend to grow our business product line and are working to grow the business internationally. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by January 31, 2019, we will adjust our current business plan.

Going Concern

Our registered independent accounting firm, Piercy Bowler Taylor & Kern, has expressed substantial doubt as to our ability to continue as a going concern in its report for the fiscal year ended July 31, 2018 based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the year ended July 31, 2018. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress, but is not expected to have further sales of this product. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap® and JadeCool towels. The Company realized its first sales of CardioMap® and JadeCool units in 2016. In September 2016, the company began the research and development of an automobile fuel additive, ProjectALPHA. The Company also entered into a joint venture agreement in order to develop and create products for retail sales channels and auto upgrade markets. In 2018, the Company sold its interest in the joint venture. As a result of these events, the Company has an operating deficit of $1,072,877 as of July 31, 2018. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans to overcome this uncertainty may include a new marketing strategy, which may be based on informal networking and marketing efforts through cost effective social media outlets, rather than using more traditional marketing strategies in the industry (i.e. infomercials and commercials). The Company may also have to consider focusing solely on the current products to market, sell, and distribute and may not be able to research and develop other product possibilities that may be presented to the Company. Management’s plans also include engaging in further research and development and marketing activity and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital and increasing revenue and earnings from the sale of products. There can be no assurance that we will be successful in marketing and selling its developed products to sustain adequate working capital to finance the day-to-day operations. Our continued existence may depend on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Revenue

The Company does not currently sell or market any products. CardioMap® is an advanced technology for early non-invasive testing for heart disease, and the Company will commence actively marketing this product after the product has been FDA approved, but there can be no assurance, however, that we will be successful in obtaining FDA approvals for this product.

For the years ended July 31, 2018 and 2017, the Company did not have sales of product.. The Company entered into a joint venture agreement in November 2016 with Insane Power Vegas, Inc., which specializes in custom car manufacturing, but as of April 30, 2018 the joint venture was purchased by a third party and the Company’s joint venture interest has been reclassified to loan receivable from the purchaser. In November 2017, the Board of Directors approved an addendum to the Distribution Agreement with VE Science Technologies LLC (VEST), which states that VE Science Technologies LLC will contribute all of the rights, title and interest in CardioMap® for $32,500 (the value of the remaining distribution term). The Company will commence actively marketing this product after the product has been FDA approved, but there can be no assurance, however, that we will be successful in obtaining FDA approvals for this product.

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

The Company did not have cost of goods sold for the years ended July 31, 2018 and 2017. This is due to the Company having no sales for the period. The Company did not realize sales in 2018 due to the Company’s focus on the automotive joint venture start up. The Company did not realize sales for 2017 due to the termination of its only distributor and further focus on the automotive joint venture.

Gross Profit and Gross Margin

For the years ended July 31, 2018 and 2017 there was no gross profit. The company did not realize gross profit due to the Company’s focus on the automotive joint venture start up in 2017, and due to the termination of the Company’s only distributor.

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

Overall operating expenses increased by $252,867 or 151% from the year ended July 31, 2017 to year ended July 31, 2018. The increase in operating expenses is mainly due to an impairment allowance against a loan receivable, the increase in salaries due the new CEO employment agreement, and consulting and marketing expenses incurred in regards to the previous automotive joint venture and purchase of the Company’s interest for the year ended July 31, 2018.

Loss from Operations

Loss from operations increased from a loss of $197,844 for the year ended July 31, 2017 to a loss of $483,115 for the year ended July 31, 2018. The increase in loss is primarily due to the Company not realizing any sales for the period due to the Company’s focus on the research and development costs of ProjectALPHA and joint venture start up operations and an impairment allowance against a loan receivable related to the Company’ interest in the venture being purchased as of July 31, 2018.

Interest expense

Interest expense was $30,269 for the year ended July 31, 2017 compared to interest expense of $62,673 for the year ended July 31, 2018. The increase in interest expense for the year ended July 31, 2018 is largely attributed to the Company entering into debt instruments and notes in order to fund the startup of the automotive joint venture.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended July 31, 2018 and 2017 as presented below:

	Year Ended	Year Ended
	2018	2017
Net cash used in operating activities	$(146,062)	$(116,598)
Net cash used in investing activities	–	–
Net cash provided by financing activities	133,026	127,843

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payable by $221,667. During 2016 we borrowed on the note payable to purchase distribution rights to CardioMap® and fund professional services. During 2017 we borrowed further on the note payable to fund the startup of the automotive joint venture. As of July 31, 2018 and 2017 the note has a balance of $631,645 and $416,246. As of July 31, 2018, we had cash and cash equivalents of $390. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

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

On January 4, 2017, we entered into a “Master Revolving Note” (the “Note”) to Vivakor, Inc., for the principal plus simple interest of 12.5% per annum. The Note entitles Vivakor, Inc. to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. The Note may be converted into shares of the Company at $0.01 per share. As of July 31, 2018, it has a balance of $631,645. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Until such event, the note carries its original terms and features. On February 1, 2018, the debt holder gave notice to convert $15,000 into 1,500,000 shares of Common Stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Odyssey Group International, Inc. (the Company) as of July 31, 2018 and 2017, and the related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2018 and 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended July 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company continued to incur losses from operations, and, accordingly, has a deficit of $1,072,877 as July 31, 2018. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Piercy Bowler Taylor and Kern,
Certified Public Accountants
Salt Lake City, Utah

December 12, 2018

Odyssey Group International, Inc.

Balance Sheets

	July 31, 2018	July 31, 2017

Assets
Current assets:
Cash and cash equivalents	$390	$13,426
Accounts receivable	–	1,052
	390	14,478

Property and equipment, net	2,069	2,620
Product distribution rights	25,000	35,000
Investment in joint venture	–	107,157
Total Assets	$27,459	$159,255

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,691	$42,071
Accrued wages	188,500	104,000
Notes payable, including accrued interest	631,645	433,046
Total liabilities	846,836	579,117

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 61,414,000 and 114,750,000 issued and outstanding	61,414	114,840
Additional paid-in capital	192,086	55,060
Deficit	(1,072,877)	(589,762)
Total stockholders’ equity (deficit)	(819,377)	(419,862)
Total liabilities and stockholders’ equity (deficit)	$27,459	$159,255

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statements of Operations

	Year Ended July 31, 2018	Year Ended July 31, 2017

Revenues	–	–

Costs of goods sold	–	–

Gross profit	–	–

General and administrative expense	$288,995	$167,575
Impairment loss	131,447	–

Loss from operations	(420,442)	(167,575)

Interest expense	(62,673)	(30,269)
Net loss	$(483,115)	$(197,844)

Basic net loss per share:	$(0.00)	$(0.00)

Weighted average number of shares	117,128,060	114,794,677

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

For the Years Ended July 31, 2018 and 2017

	Common Stock		Additional Paid-In		Total Equity
	Shares	Dollars	Capital	Deficit	(Deficiency)

Balances July 31, 2016	114,750,000	$114,750	$32,750	$(391,918)	$(244,418)
Debt converted to Common Stock	89,600	90	22,310	–	22,400
Net loss	–	–	–	(197,844)	(197,844)

Balances July 31, 2017	114,839,600	$114,840	$55,060	$(589,762)	$(419,862)

Debt converted to Common Stock	1,574,400	1,574	32,026	–	33,600
Common Stock issued for services	5,000,000	5,000	45,000	–	50,000
Common stock restructure	(60,000,000)	(60,000)	60,000	–	–

Net loss	–	–	–	(483,115)	(483,115)

Balances July 31, 2018	61,414,000	$61,414	$192,086	$(1,072,877)	$(819,377)

See Notes to Financial Statements.

Odyssey Group International, Inc.

Statements of Cash Flows

	Year Ended July 31, 2018	Year Ended July 31, 2017

Operating activities
Net loss	$(483,115)	$(197,844)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization expense	10,551	10,552
Impairment loss	131,447	–
Decrease in accounts receivable	–	17,000
Increase in accounts payable	47,882	11,425
Increase in accrued wages	84,500	12,000
Increase in accrued interest	62,673	30,269
Net cash used in operating activities	(146,062)	(116,598)

Financing activities
Investment in joint venture	–	(107,157)
Proceeds from note payable	133,026	235,000
Net cash provided by financing activities	133,026	127,843

Net change in cash and cash equivalents	(13,036)	11,245
Cash and cash equivalents, beginning of year	13,426	2,181
Cash and cash equivalents, end of year	$390	$13,426

Noncash transactions:
Accounts payable transferred to note payable	$36,500	$–
Debt converted to Common Stock	15,000	–
Common stock issued for services rendered	50,000	–
Stock restructure- Common stock	60,000	–

See Notes to Financial Statements.

Odyssey Group International, Inc.

Notes to Financial Statements

1. Nature of Operations

The Company owns technology and the marketing and distribution rights to CardioMap®. CardioMap® is an advanced technology for early non-invasive testing for heart disease. CardioMap® measures disease or stress levels, along with current heart conditions as a 3D image supplementing the line drawing electrocardiogram (ECG), but with device sensitivity that surpasses standard ECG analyzers by 7 to 50 times. It is highly portable and provides a rapid analysis in 30 or 60 seconds. The device is connected through the Internet to the central server that converts the electric conductivity of the cardiac tissue into a three-dimensional, color-coded and easy-to-interpret visual portrait. The CardioMap® is in advance stages of development and is not yet FDA approved. FDA clearance to market the product will be required in order to sell in the United States.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) generally requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the year ended July 31, 2018 and 2017 the Company recognized depreciation expense of $551 and $552.

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

4. Notes Payable

As of July 31, 2018, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2020, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of July 31, 2018, the note has a balance of $631,645 and may be converted into 63,164,450 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Until such event, the note carries its original terms and features. Furthermore, the debt holder was issued a common stock warrant for 4,000,000 shares at $0.25 per share as consideration to the debt holder to agree to begin to convert portions of its loan to common stock pari passu with a new offering raise of investment at a minimum of $500,000. As of July 31, 2018, these warrants expired.

5. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

6. Common Stock

For the year ended July 31, 2018, the Company’s Board approved the return of 60,000,000 shares from the founding common stockholders.

7. Income Taxes

As of July 31, 2018 and 2017, the Company has net deferred tax assets of $309,859 and $275,244 consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 8), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

8. Going Concern

The Company has not realized any revenues for the year ended July 31, 2018. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap®. The Company realized its first sales of CardioMap® in 2016. As a result of these events, the Company has an operating deficit of $1,072,877 as of July 31, 2018. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern.

9. Related Party Transactions

The Company has a common officer with Green Energy Alternatives, Inc. As of July 31, 2018, Green Energy Alternatives, Inc. holds 5,300,000 shares of the Company’s common stock.

10. Subsequent Events

On December 11, 2018 the Company amended the employment agreement of J. Michael Redmond to further document and incorporate the transition of the control of the Green Energy Alternatives stock. In the amendment, the Company still agrees to issue Mr. Redmond a total of ten million (10,000,000) shares of the Company’s common stock. At least Four million seven hundred thousand (4,700,000) stock grants will be issued immediately to Redmond from the Company, and five million three hundred thousand (5,300,000) shares will be assigned to Redmond through control of Green Energy Alternatives, LLC.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this filing:

Name	Age	Position
Executive Officers:
Joseph Michael Redmond	58	CEO, President

Directors:
Joseph Michael Redmond	58	Director

Executive Officers

Joseph Michael Redmond has over thirty years experience in the medical device and biotech markets. He has led commercial teams in three different medical device and specialty pharmaceutical companies including Abbott Laboratories, KMC Sytems Inc. and Bioject Inc.. Most recently he was CEO at Parallax Health Sciences, where he spearheaded the acquisition of two companies and in-licensed proprietary technologies related to medical devices.

We believe that Mr. Redmond possesses specific attributes that qualify him to serve on the board of directors, including his extensive experience in the health and wellness industry while working with and managing companies within the industry and as a board member his knowledge about product strategies and marketing will assist the company in developing businesses. Mr. Redmond has management experience in a publicly traded company.

Directors

Joseph Michael Redmond has over thirty years experience in the medical device and biotech markets. He has led commercial teams in three different medical device and specialty pharmaceutical companies. Most recently he was CEO at Parallax Health Sciences, where he spearheaded the acquisition of two companies and in-licensed proprietary technologies related to medical devices.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and all employees. It may be obtained free of charge by writing to Odyssey Group International, Inc., Attn: Chief Executive Officer, 2372 Morse Ave, Irvine, CA 92614.

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

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Joseph Michael Redmond Chief Executive Officer, President	2018	80,000	-0-	-0-	-0-	-0-	-0-	80,000

____________

(1)	All employees have agreed to defer salary payments until we have raised additional capital. All salary will accrue and be paid either in cash or stock, at the employee’s election. If an employee elects to receive shares of our stock in lieu of cash, the number of shares will be determined based upon the fair market value on the date the employee notifies us of such election. Excludes other compensation in the form of perquisites and other personal benefits that constitute less than $10,000.

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

Outstanding Equity Awards at Year-End

We have not adopted any equity compensation plan. We have entered into an individual compensation plan for Joseph Michael Redmond, CEO, for which Mr. Redmond is to receive 10,000,000 shares of stock and stock options of 15,000,000 at $0.25. The options vest upon achieving the following milestones 5,000,000 options vest upon each milestone, when the Company obtains revenue of $5,000,000, $10,000,000 and $15,000,000. Mr. Redmond received 5,300,000 shares of common stock of the 10,000,000 shares owed upon signing, by reserving control of the investing entity called Green Energy Alternatives, Inc., of which Mr. Redmond is now a common officer. Mr. Redmond has not yet been issued the remaining 4,700,000 shares of common stock related to his employment agreement.

Employment Agreements

Mr. Redmond has a written employment agreement for an initial three year term, which provides for the following compensation terms for Mr. Redmond. Pursuant to the Employment Agreement, Mr. Redmond will initially receive a base salary of $120,000 per year, subject to increases after certain Company milestones are obtained as noted in the Agreement. Mr. Redmond is eligible to participate in the Company’s performance based cash incentive bonus program. Mr. Redmond also received the right to purchase restricted common stock as well as options to purchase common stock of the Company pursuant to vesting upon achieving certain Company milestones as noted in the Agreement.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Each stockholder’s percentage of beneficial ownership as of December 12, 2018 set forth in the following table is based on 61,414,000 shares of our common stock outstanding at the date of this report.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Group International, Inc., 4372 Morse Ave, Irvine, CA 92614. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class **
Eco Scientific, Inc.(1)(6)	10,000,000	21.77%
Green Energy Alternatives, Inc.(2)	5,300,000	8.63%
Market Group International(3)(6)	10,000,000	21.77%
Adwin, LLC(4)(6)	10,000,000	21.77%
Regal Growth, LLC(5)(6)	10,000,000	21.77%

All Persons Named in the Summary Compensation Table and Directors and Executive Officers as a Group (1 person)	27,570,000	24.01%

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

(1)	EcoScientific, Inc. is 100% owned beneficially owned by Steve Miller, former CEO of the Company.
(2)	Green Energy Alternatives, Inc. is 100% owned beneficially by Joseph Michael Redmond, current CEO of the Company.
(3)	Market Group International is 100% owned beneficially and of record by Robert VanBoren.
(4)	Adwin LLC is 100% owned beneficially and of record by Pablo Penaloza.
(5)	Regal Growth, LLC is 100% owned beneficially and of record by Grace Reininger.
(6)	The Company issued 100,000,000 shares of common stock in total to four parties to acquire all of the proprietary rights in and to the formula called “Fit.” 25,000,000 shares of common stock were issued to each EcoScientific, Inc., Market Group International, Adwin LLC, and Regal Growth, LLC in exchange for their interest in the formula. In 2018, these entities agreed to restructure their stock shares down from 25,000,000 to 10,000,000 shares of common stock issued to them.

We have entered into an individual compensation plan for Joseph Michael Redmond, CEO, for which Mr. Redmond is to receive 10,000,000 shares of stock and stock options of 15,000,000 at $0.25. The options vest upon achieving the following milestones 5,000,000 options vest upon each milestone, when the Company obtains revenue of $5,000,000, $10,000,000 and $15,000,000. Mr. Redmond received 5,300,000 shares of common stock of the 10,000,000 shares owed upon signing, by reserving control of the investing entity called Green Energy Alternatives, Inc., of which Mr. Redmond is now a common officer. Mr. Redmond has not yet been issued the remaining 4,700,000 shares of common stock related to his employment agreement.

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

Interests of Named Experts and Counsel

Christopher A. Wilson, Esq., the Company’s named attorney, owns 35,000 shares of our common stock.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees related to services performed by Piercy Bowler Taylor & Kern for the years ended July 31, 2018 and 2017:

	Year Ended	Year Ended
	2018	2017
Audit fees (1)	$42,070	$34,400
Audit-related fees (1)	–	–
Taxation services (2)	–	–
Accounting and other services (3)	–	–
Total	$–	$–

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2018 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2018 fiscal year for filing with the SEC.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 12, 2018.

ODYSSEY GROUP INTERNATIONAL, INC.

By: /s/ Joseph Michael Redmond Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	December 12, 2018
Joseph Michael Redmond	(Principal Executive Officer)

/s/ Joseph Michael Redmond	Chief Financial Officer, Secretary, Director	December 12, 2018
Joseph Michael Redmond	(Principal Financial Officer)

/s/ Joseph Michael Redmond	Director	December 12, 2018
Joseph Michael Redmond

