Form 10-Q
period 2018-10-31
Odyssey Group International, Inc.
filed 2019-03-13
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

2372 Morse Avenue

Irvine, CA 92614

(619) 832-2900

(Address and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

68,645,400 shares of common stock, par value $.001 per share, outstanding as of March 13, 2019.

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended October 31, 2018

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	October 31, 2018	July 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,005	$390
Property and equipment, net	1,931	2,069
Product distribution rights	22,500	25,000
Total Assets	$25,436	$27,459

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,071	$26,691
Accrued wages	218,500	188,500
Notes payable, including accrued interest	672,737	631,645
Total Liabilities	914,308	846,836

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 61,414,000 issued and outstanding	61,414	61,414
Additional paid-in capital	192,086	192,086
Deficiency	(1,142,372)	(1,072,877)
Total Stockholders’ Equity	(888,872)	(819,377)
Total Liabilities and Equity	$25,436	$27,459

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Operations

	Three Months Ended
	October 31,
	2018	2017
	(Unaudited)

Revenues	$–	$–

Costs of goods sold	–	–

Gross profit	–	–

General and administrative expense	52,404	49,497

Loss from operations	(52,404)	(49,497)

Interest expense	17,092	13,911
Net loss	$(69,496)	$(63,408)

Basic net loss per share:	$(0.00)	$(0.00)

Weighted average number of shares	61,414,000	14,839,600

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Cash Flows

	Three Months Ended
	October 31,
	2018	2017
	(Unaudited)

Operating activities
Net loss	$(69,496)	$(63,408)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	2,638	2,638
Decrease and increase in accounts payable	(3,619)	12,200
Increase in accrued wages	30,000	3,000
Increase in consulting fees charged to notes payable	5,000	–
Increase in accrued interest	17,092	13,911
Net cash used in operating activities	(18,385)	(31,659)

Financing activities
Issuance of loan receivable	–	(23,238)
Proceeds from notes payable	19,000	53,000
Net cash provided by financing activities	19,000	29,762

Net change in cash and cash equivalents	615	(1,897)
Cash and cash equivalents, beginning of period	390	13,426
Cash and cash equivalents, end of period	$1,005	$11,529

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

(Unaudited)

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended October 31, 2018, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the year ended July 31, 2018, filed with the SEC on December 12, 2018.

1. Nature of Operations

The Company owns technology and the marketing and distribution rights to CardioMap®. CardioMap® is an advanced technology for early non-invasive testing for heart disease. CardioMap® measures disease or stress levels, along with current heart conditions as a 3D image supplementing the line drawing electrocardiogram (ECG), but with device sensitivity that surpasses standard ECG analyzers by 7 to 50 times. It is highly portable and provides a rapid analysis in 30 or 60 seconds. The device is connected through the Internet to the central server that converts the electric conductivity of the cardiac tissue into a three-dimensional, color-coded and easy-to-interpret visual portrait. The CardioMap® is in advance stages of development and is not yet FDA approved. We are not currently selling or marketing any products, as our product is in late stage development and FDA clearance to market the product will be required in order to sell in the United States.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP generally requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For each the three months ended October 31, 2018, and 2017, the Company recognized depreciation expense of $138.

Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. No fully diluted loss per share is presented, because it would be anti-dilutive.

Revenue recognition

The Company sells its products through direct sales representatives. The Company recognizes revenue when control is transferred to the customer. For products sold through direct sales representatives, control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements. Payment terms vary depending on the country of sale, type of customer, and type of product. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on relative standalone selling price. Shipping and handling is treated as a fulfillment activity rather than a promised service, and therefore, is not considered a performance obligation. Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue producing transaction and collected by the Company from customers (for example, sales, use, value added, and some excise taxes) are not included in revenue. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not adjust the transaction price for the time value of money. We are not currently selling or marketing any products, as our product is in late stage development and FDA clearance to market the product will be required in order to sell in the United States.

3. Impact of New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

The FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company will adopt the standard as of August 1, 2019, and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

The FASB issued ASU 2014-15, Going Concern (Subtopic 205-40), which requires management to make interim and annual assessments of the Company’s ability to continue as a going concern for one year from the issuance of the financial statements and when applicable, it prescribes specific related disclosures that were not required in the past. It does not change the present FASB requirement to use liquidation basis as an alternative to going concern accounting whenever liquidation is imminent. The Company adopted this standard effective July 31, 2017, without material impact to the financial statements and related notes.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is a comprehensive new revenue recognition standard that supersedes virtually all existing revenue guidance, including industry-specific guidance.  Under the new standard, revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services.  The standard creates a five-step model that generally requires companies to use more judgment and make more estimates than under the previous guidance when considering the terms of contracts along with all relevant facts and circumstances.  These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The Company adopted this standard effective August 1, 2017, without material impact to the financial statements and related notes.

4. Product distribution rights

The Company purchased distribution rights to sell and distribute a new technology, CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. The product distribution rights are amortized over the life of the distribution contract. For each the three months ended October 31, 2018, and 2017, the Company recognized amortization expense of $2,500.

5. Notes Payable

As of October 31, 2018, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2020, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of October 31, 2018, the note has a balance of $672,737 and may be converted into 67,273,700 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Until such event, the note carries its original terms and features. Furthermore, the debt holder was issued a common stock warrant for 4,000,000 shares at $0.25 per share as consideration to the debt holder to agree to begin to convert portions of its loan to common stock pari passu with a new offering raise of investment at a minimum of $500,000. As of October 31, 2018, these warrants expired.

6. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

7. Common Stock

For the year ended July 31, 2018, the Company’s Board approved the return of 60,000,000 shares from the founding common stockholders.

On December 11, 2018, the Company amended the employment agreement of J. Michael Redmond to further document and incorporate the transition of the control of the Green Energy Alternatives stock. In the amendment, the Company still agrees to issue Mr. Redmond a total of 10,000,000 shares of the Company’s common stock. At least 4,700,000 stock grants were granted to Mr. Redmond from the Company, and 5,300,000 shares have been assigned to Mr. Redmond through control of Green Energy Alternatives, LLC.

On January 9, 2019, Vivakor, Inc. (“Vivakor”) gave written notice to the Company effecting a conversion of $25,314 of convertible debt into 2,531,400 shares of Common Stock of the Company, issued to Vivakor pursuant to the Master Revolving Note, dated as of January 4, 2017, and amended as of February 1, 2018, by and between the Company and Vivakor.

8. Stock Based Compensation

We have not adopted any equity compensation plans. We have entered into an individual compensation plan for Mr. Redmond, for which Mr. Redmond has been granted stock options of 15,000,000 shares at $0.25 per share. The options vest upon achieving the following milestones: 5,000,000 options vest upon each milestone, when the Company obtains revenue of $5,000,000, $10,000,000 and $15,000,000. Mr. Redmond cannot sell any of the above stock options for two years from the effective date of the employment agreement or until the Company reaches $10,000,000 in annual revenue, whichever occurs first. The stock option vesting accelerates and becomes immediately exercisable upon the sale, merger or any transaction resulting in the majority (more than 50%) of the Company stock being obtained. The Company has not recorded any expense, as we have not determined that it is probable that the milestones will be achieved.

9. Income Taxes

As of October 31, 2018, and July 31, 2018, the Company had net deferred tax assets of $324,453 and $309,859 consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 10), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

10. Going Concern

The Company has not realized any revenues for the three months ended October 31, 2018 and 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap®. The Company realized its first sales of CardioMap® in 2016, but sales have been suspended pending FDA approval. As a result of these events, the Company has an operating deficit of $1,142,372 as of October 31, 2018. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern.

11. Related Party Transactions

The Company has a common officer with Green Energy Alternatives, Inc. As of October 31, 2018, and July 31, 2018, Green Energy Alternatives, Inc. held 5,300,000 shares of the Company’s common stock.

12. Subsequent Events

We have evaluated subsequent events and, except for the common stock transactions described in Note 7, and the transaction described below, there were no other events relative to the financial statements that require additional disclosure.

On February 8, 2019, the Company executed a License Transfer Agreement to acquire all rights and interest to an exclusive license for The USPTO Patent No. US 7,519,416 B2, issued on April 14, 2009, titled Diagnostic Method Using Standard ECG Signals (the “Patent”) between the Company and the License holder (“Electromedica, LLC”). The fully executed License Transfer Agreement has an effective date of January 31, 2019 and was received from Electromedica, LLC and executed by the Company on February 8, 2019.

Pursuant to the License Transfer Agreement, in exchange for all rights and interest of the license to the Patent, the Company shall deliver to Electromedica, LLC fifteen million shares (15,000,000) of the Company’s common stock.

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

Overview

We have a deficit of $1,142,372 as of October 31, 2018. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at October 31, 2018 may not provide sufficient working capital to meet our current operating expenses through March 13, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by July 31, 2019, we will adjust our current business plan.

Going Concern

The Company has not realized any revenues for the three months ended October 31, 2018, and 2017. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap®. The Company realized its first sales of CardioMap® in 2016, however, sales have been suspended pending FDA approval. As a result of these events, the Company has an operating deficit of $1,142,372 as of October 31, 2018. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

There are no critical accounting policies or estimates reflected in the accompanying financial statements. Reference is made to the Company’s significant (but not critical) accounting policies set forth in Note 2 to the accompanying financial statements.

Results of Operations

Revenue

For the quarters ended October 31, 2018 and 2017, the Company did not have sales of product. We are not currently selling or marketing any products, as our product is in late stage development and FDA clearance to market the product will be required in order to sell in the United States. CardioMap® is an advanced technology for early non-invasive testing for heart disease, and the Company will commence actively marketing this product after the product has been FDA approved, but there can be no assurance, however, that we will be successful in obtaining FDA approvals for this product.

In November 2017, the Board of Directors approved an addendum to the Distribution Agreement with VE Science Technologies LLC (VEST), which states that VE Science Technologies LLC will contribute all of the rights, title and interest in CardioMap® for $32,500 (the value of the remaining distribution term). The Company will commence actively marketing this product after the product has been FDA approved, but there can be no assurance, however, that we will be successful in obtaining FDA approval for this product.

In November 2017, the Company has hired a CEO, Michael Redmond, who has considerable experience in the medical device industry. The Company has also entered into an Advisory Service Agreement with BMA Securities, LLC to consult the business. These events are expected to add to revenue in future periods, but there can be no assurance, however, that we will be successful in our development of these products and/or their sales volume.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company did not have costs of goods sold for the three months ended October 31, 2018 and 2017. This is due to the Company having no sales for the three months ended October 31, 2018 and 2017.

Gross Profit and Gross Margin

For the three months ended October 31, 2018 and 2017 there was no gross profit.

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

Overall operating expenses increased by $2,907 or 5.87% from the three months ended October 31, 2017, to the three months ended October 31, 2018. The increase was primarily due to a decrease in consulting fees of $19,252 in 2017, offset by an increase in payroll expense of $30,000 in 2018 due to the hiring of the CEO.

Interest expense

Interest expense was $17,092 for the three months ended October 31, 2018, compared to $13,911 for the three months ended October 31, 2017. The increase in interest expense is largely attributed to the increased balance of notes payable due.

Net Loss

Loss from operations increased $6,088 or 9.6%, from a loss of $63,408 for the three months ended October 31, 2017 to a loss of $69,496 for the three months ended October 31, 2018. The loss from operations was a result of an increase in operating expense of $2,907 and interest expense of $3,181.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended October 31, 2018 and 2017, as presented below:

	Three Months Ended October 31,
	2018	2017

Net cash used in operating activities	$(18,385)	$(31,659)
Net cash provided by financing activities	$19,000	$29,762

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payable by $221,667. During 2016, we borrowed on the note payable to purchase distribution rights to CardioMap® and fund professional services. During 2017, we borrowed further on the note payable to fund the startup of the automotive joint venture. As of October 31, 2018, and July 31, 2018, the note has a balance of $672,737 and $631,645. As of October 31, 2018, we had cash and cash equivalents of $1,005. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

On January 4, 2017, we entered into a “Master Revolving Note” (the “Note”) to Vivakor, Inc. (“Vivakor”), for the principal plus simple interest of 12.5% per annum. The Note entitles Vivakor to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. The Note may be converted into shares of the Company at $0.01 per share. As of October 31, 2018, it has a balance of $672,737. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Until such event, the note carries its original terms and features. On February 1, 2018, the debt holder gave notice to convert $15,000 into 1,500,000 shares of Common Stock. On January 9, 2019, Vivakor gave written notice to the Company effecting a conversion of $25,314 of convertible debt into 2,531,400 shares of Common Stock of the Company, issued to Vivakor pursuant to the Master Revolving Note, dated as of January 4, 2017 and amended as of February 1, 2018 by and between the Company and Vivakor.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation and considering the material weakness in internal control over financial reporting reported in Item 9A of the Annual Report on Form 10-K for the year ended July 31, 2018, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2018.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 management identified the following material weaknesses in internal control over financial reporting:

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

In light of the material weakness described above, as of October 31, 2018, prior to the filing of this Form 10-Q for the period ended October 31, 2018, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2018, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended July 31, 2018, as so updated. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, future results or prospects.

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

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business plan and strategy or become profitable. See Note 10 of the Notes to the Financial Statements for further detail.

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

Our products consist of a device to diagnose heart ailments. Our products could malfunction. As a marketer of a medical device used on the human body, we may be subjected to various product liability claims, including that the products contain defective parts, the products include inadequate instructions as to their uses or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Default on Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certification of Chief Executive Officer
101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 13, 2019.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	March 13, 2019
Joseph Michael Redmond	(Principal Executive Officer)

