Form 10-Q
period 2019-01-31
Odyssey Group International, Inc.
filed 2019-03-14
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

68,645,400 shares of common stock, par value $.001 per share, outstanding as of March 14, 2019.

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended January 31, 2019

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	January 31, 2019	July 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$629	$390

Property and equipment, net	1,793	2,069
Product distribution rights	20,000	25,000
Total Assets	$22,422	$27,459

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,071	$26,691
Accrued wages	248,500	188,500
Notes payable, including accrued interest	667,882	631,645
Total Liabilities	945,453	846,836

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 68,645,400 and 61,414,000 issued and outstanding	68,645	61,414
Additional paid-in capital	257,169	192,086
Deficiency	(1,248,845)	(1,072,877)
Total Stockholders’ Equity	(923,031)	(819,377)
Total Liabilities and Equity	$22,422	$27,459

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Operations

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	$–	$–	$–	$–

Costs of goods sold	–	–	–	–

Gross profit	–	–	–	–

General and administrative expense	89,763	100,313	142,167	149,810

Impairment loss	–	131,447	–	131,447

Loss from operations	(89,763)	(231,760)	(142,167)	(281,257)

Interest expense	(16,709)	(15,481)	(33,801)	(29,392)
Net loss	$(106,472)	$(247,241)	$(175,968)	$(310,649)

Basic net loss per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	64,703,372	116,361,339	63,058,686	114,976,341

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Cash Flows

	Six Months Ended
	2019	2018
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(175,968)	$(310,649)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	5,276	5,276
Impairment loss	–	131,447
Increase in accounts payable	2,380	27,000
Increase in accrued wages	60,000	24,500
Increase in consulting fees charged to notes payable	8,750	–
Increase in accrued interest	33,801	29,392
Increase in stock based compensation expense	47,000	–
Net cash used in operating activities	(18,761)	(93,034)

Financing activities
Issuance of loan receivable	–	(23,238)
Proceeds from notes payable	19,000	103,250
Net cash provided by financing activities	19,000	80,012

Net change in cash and cash equivalents	239	(13,023)
Cash and cash equivalents, beginning of period	390	13,426
Cash and cash equivalents, end of period	$629	$403

Noncash transactions:
Notes payable converted to common stock	$25,314	$–

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

(Unaudited)

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended January 31, 2019, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the year ended July 31, 2018, filed with the SEC on December 12, 2018.

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the six months ended January 31, 2019 and 2018 the Company recognized depreciation expense of $276.

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

4. Product distribution rights

The Company purchased distribution rights to sell and distribute a new technology, CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. The product distribution rights are amortized over the life of the distribution contract. For the six months ended January 31, 2019 and 2018 the Company recognized amortization expense of $5,000.

5. Notes Payable

As of January 31, 2019, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2020, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of January 31, 2019, the note has a balance of $667,882 and may be converted into 66,788,200 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Until such event, the note carries its original terms and features. Furthermore, the debt holder was issued a common stock warrant for 4,000,000 shares at $0.25 per share as consideration to the debt holder to agree to begin to convert portions of its loan to common stock pari passu with a new offering raise of investment at a minimum of $500,000. As of January 31, 2019, these warrants expired.

6. Fair Value Measurements

The carrying values of cash and cash equivalents and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

7. Common Stock

For the year ended July 31, 2018, the Company’s Board approved the return of 60,000,000 shares from the founding common stockholders.

On December 11, 2018, the Company amended the employment agreement of J. Michael Redmond to further document and incorporate the transition of the control of the Green Energy Alternatives stock. In the amendment, the Company still agrees to issue Mr. Redmond a total of 10,000,000 shares of the Company’s common stock. At least 4,700,000 stock grants were granted to Mr. Redmond from the Company, and 5,300,000 shares have been assigned to Mr. Redmond through control of Green Energy Alternatives, LLC. The Company recognized $47,000 of compensation expense related to the 4,700,000 shares granted, with an estimated fair value of $0.01 per share, for the three and six-months ended January 31, 2019.

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

9. Income Taxes

As of January 31, 2019, and July 31, 2018, the Company had net deferred tax assets of $336,492 and $309,859 consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 10), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

10. Going Concern

The Company has not realized any revenues for the three and six-months ended January 31, 2019 and 2018. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap®. The Company realized its first sales of CardioMap® in 2016, but sales have been suspended pending FDA approval. As a result of these events, the Company has an operating deficit of $1,248,845 as of January 31, 2019. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern.

11. Related Party Transactions

The Company has a common officer with Green Energy Alternatives, Inc. As of January 31, 2019, and July 31, 2018, Green Energy Alternatives, Inc. held 5,300,000 shares of the Company’s common stock.

12. Subsequent Events

We have evaluated subsequent events and, except for the transaction described below, there were no other events relative to the financial statements that require additional disclosure.

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

Overview

We have a deficit of $1,248,845 as of January 31, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at January 31, 2019 may not provide sufficient working capital to meet our current operating expenses through March 14, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by July 31, 2019, we will adjust our current business plan.

Going Concern

The Company has not realized any revenues for the three and six-months ended January 31, 2019, and January 31, 2018. The Company developed and commercialized a formula in fiscal year 2015, Fit, which is intended to improve the human body’s function during athletic stress. In August 2014, the Company entered into a distribution agreement for its product, Fit, and began to record its first sales of this product in the year ended July 31, 2015, but it continued to incur losses. In February 2016, the Company also entered into two distribution agreements to sell and distribute new technologies, CardioMap®. The Company realized its first sales of CardioMap® in 2016, however, sales have been suspended pending FDA approval. As a result of these events, the Company has an operating deficit of $1,248,845 as of January 31, 2019. These factors indicate substantial uncertainty about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

There are no critical accounting policies or estimates reflected in the accompanying financial statements. Reference is made to the Company’s significant (but not critical) accounting policies set forth in Note 2 to the accompanying financial statements.

Results of Operations

Revenue

For the three and six-month periods ended January 31, 2019 and January 31, 2018, the Company did not have sales of product. We are not currently selling or marketing any products, as our product is in late stage development and FDA clearance to market the product will be required in order to sell in the United States. CardioMap® is an advanced technology for early non-invasive testing for heart disease, and the Company will commence actively marketing this product after the product has been FDA approved, but there can be no assurance, however, that we will be successful in obtaining FDA approvals for this product.

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

The Company did not have costs of goods sold for the three and six-month periods ended January 31, 2019 and 2018. This is due to the Company having no sales for the three and six-month periods ended January 31, 2019 and 2018.

Gross Profit and Gross Margin

For the three and six-month periods ended January 31, 2019 and 2018 the Company had no gross profit or gross margin.

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

Overall operating expenses decreased $141,998 or 67.3% and $139,091 or 49.5%, respectively, in the three and six-month periods ended January 31, 2019 compared to the same periods of 2018. The decrease in the three and six-months ended was primarily due to 86.7% and 80.0%, respectively, decrease in legal and professional fees, offset by a 258.1% and 336.7%, respectively, increase in payroll expense and the one-time expense of $131,447 for the impairment allowance against a loan receivable related to the Company’s interest in the venture being purchased as of January 31, 2018.

Interest expense

Interest expense was $16,709 and $15,481 for the three months ended January 31, 2019 and 2018, and $33,801 and $29,392 for the six-months ended January 31, 2019 and 2018. The increase in interest expense is attributed to the increased balance of notes payable due.

Net Loss

Loss from operations decreased $140,770 or 56.9% and $134,682 or 43.4%, respectively, in the three and six-month periods ended January 31, 2019 compared to the same periods of 2018. The decrease was primarily due to the one-time expense of $131,447 for the impairment allowance against a loan in January 31, 2018.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the six months ended January 31, 2019 and 2018, as presented below:

	Six Months Ended January 31,
	2019	2018

Net cash used in operating activities	$(18,761)	$(93,035)
Net cash provided by financing activities	$19,000	$80,012

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payable by $221,667. During 2016, we borrowed on the note payable to purchase distribution rights to CardioMap® and fund professional services. During 2017, we borrowed further on the note payable to fund the startup of the automotive joint venture. As of January 31, 2019, and July 31, 2018, the note has a balance of $667,882 and $631,645. As of January 31, 2019, we had cash and cash equivalents of $629. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

On January 4, 2017, we entered into a “Master Revolving Note” (the “Note”) to Vivakor, Inc. (“Vivakor”), for the principal plus simple interest of 12.5% per annum. The Note entitles Vivakor to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. The Note may be converted into shares of the Company at $0.01 per share. As of January 31, 2019, it has a balance of $667,882. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Until such event, the note carries its original terms and features. On February 1, 2018, the debt holder gave notice to convert $15,000 into 1,500,000 shares of Common Stock. On January 9, 2019, Vivakor gave written notice to the Company effecting a conversion of $25,314 of convertible debt into 2,531,400 shares of Common Stock of the Company, issued to Vivakor pursuant to the Master Revolving Note, dated as of January 4, 2017 and amended as of February 1, 2018 by and between the Company and Vivakor.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation and considering the material weakness in internal control over financial reporting reported in Item 9A of the Annual Report on Form 10-K for the year ended July 31, 2018, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2019.

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

In light of the material weakness described above, as of January 31, 2019, prior to the filing of this Form 10-Q for the period ended January 31, 2019, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2019.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	March 14, 2019
Joseph Michael Redmond	(Principal Executive Officer)

