Form 10-Q
period 2019-04-30
Odyssey Group International, Inc.
filed 2019-06-07
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

____________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.001 par value)	ODYY	OTC

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

68,745,400 shares of common stock, par value $.001 per share, outstanding as of June 7, 2019.

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended April 30, 2019

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	April 30, 2019	July 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$328	$390
Prepaid expense	6,000	–
Property and equipment, net	1,655	2,069
Product distribution rights	17,500	25,000
Total Assets	$25,483	$27,459

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,271	$26,691
Accrued wages	278,500	188,500
Note payable, including accrued interest	714,512	631,645
Total Liabilities	1,005,283	846,836

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 68,745,400 and 61,414,000 issued and outstanding	68,745	61,414
Additional paid-in capital	263,069	192,086
Deficiency	(1,311,614)	(1,072,877)
Total Stockholders’ Equity (deficiency)	(979,800)	(819,377)
Total Liabilities and Equity	$25,483	$27,459

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018

Revenues	$–	$–	$–	$–

Costs of goods sold	–	–	–	–

Gross profit	–	–	–	–

General and administrative expense	45,189	57,399	187,356	207,209
Impairment loss	–	–	–	131,447

Loss from operations	(45,189)	(57,399)	(187,356)	(338,656)

Interest expense	(17,580)	(16,168)	(51,381)	(45,560)
Net loss	$(62,769)	$(73,567)	$(238,737)	$(384,216)

Basic net loss per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	68,660,007	119,839,600	64,858,269	117,000,772

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

Common stock and paid-in capital
Balance, beginning of period	$325,814	$219,900	$253,500	$169,900
Common stock issued for consulting services	6,000	–	6,000	50,000
Note payable converted to common stock	–	–	25,314	–
Common stock issued for compensation	–	–	47,000	–
Balance, end of period	331,814	219,900	331,814	219,900

Retained earnings
Balance, beginning of period	(1,248,845)	(900,412)	(1,072,877)	(589,762)
Net loss	(62,769)	(73,567)	(238,737)	(384,216)
Balance, end of period	(1,311,614)	(973,979)	(1,311,614)	(973,978)

Total stockholders’ equity (deficiency)	$(979,800)	$(754,079)	$(979,800)	$(754,078)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	2019	2018
Operating activities
Net loss	$(238,737)	$(384,216)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	7,914	7,913
Impairment loss	–	131,447
Stock based compensation expense	47,000	–
Change in operating assets and liabilities:
Accounts payable	(14,420)	48,762
Accrued wages	90,000	54,500
Consulting fees charged to note payable	8,750	–
Accrued interest	51,381	45,560
Net cash used in operating activities	(48,112)	(96,034)

Financing activities
Proceeds from note payable	48,050	88,750
Net cash provided by financing activities	48,050	88,750

Net change in cash	(62)	(7,284)
Cash, beginning of period	390	13,426
Cash, end of period	$328	$6,142

Noncash transactions:
Accounts payable converted to note payable	–	36,500
Common stock issued for consulting services	6,000	50,000
Note payable converted to common stock	25,314	–

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

(Unaudited)

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended April 30, 2019, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the year ended July 31, 2018, filed with the SEC on December 12, 2018.

1. Nature of Operations

The Company owns technology and the marketing and distribution rights to CardioMap®. CardioMap® is an advanced technology for early non-invasive testing for heart disease. CardioMap® measures disease or stress levels, along with current heart conditions as a 3D image supplementing the line drawing electrocardiogram (ECG), but with device sensitivity that surpasses standard ECG analyzers by 7 to 50 times. It is highly portable and provides a rapid analysis in 30 or 60 seconds. The device is connected through the Internet to the central server that converts the electric conductivity of the cardiac tissue into a three-dimensional, color-coded and easy-to-interpret visual portrait. The CardioMap® is in advanced stages of development and is not yet approved by the U.S. Food and Drug Administration (the “FDA”). We are not currently selling or marketing any products, as our product is in late stage development and FDA clearance to market the product will be required in order to sell in the United States.

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

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the nine months ended April 30, 2019 and 2018 the Company recognized depreciation expense of $414.

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

The FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company will adopt the standard as of August 1, 2019 and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

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

4. Amortization

The Company purchased distribution rights to sell and distribute a new technology, CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. The product distribution rights are amortized over the life of the distribution contract. For the nine months ended April 30, 2019 and 2018 the Company recognized amortization expense of $7,500.

5. Notes Payable

As of April 30, 2019, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2020, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of April 30, 2019, the note has a balance of $714,512 and may be converted into 71,451,200 shares of common stock upon maturity. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Until such event, the note carries its original terms and features. Furthermore, the debt holder was issued a common stock warrant for 4,000,000 shares at $0.25 per share as consideration to the debt holder to agree to begin to convert portions of its loan to common stock pari passu with a new offering raise of investment at a minimum of $500,000. As of April 30, 2019, these warrants expired.

6. Fair Value Measurements

The carrying values of cash and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

7. Common Stock

For the year ended July 31, 2018, the Company’s Board approved the return of 60,000,000 shares from the founding common stockholders.

On December 11, 2018, the Company amended the employment agreement of J. Michael Redmond to further document and incorporate the transition of the control of the Green Energy Alternatives stock. In the amendment, the Company still agrees to issue Mr. Redmond a total of 10,000,000 shares of the Company’s common stock. At least 4,700,000 stock grants were granted to Mr. Redmond from the Company, and 5,300,000 shares have been assigned to Mr. Redmond through control of Green Energy Alternatives, LLC. The Company recognized $47,000 of compensation expense related to the 4,700,000 shares granted, with an estimated fair value of $0.01 per share, for the nine-months ended April 30, 2019.

On January 9, 2019, Vivakor, Inc. (“Vivakor”) gave written notice to the Company effecting a conversion of $25,314 of convertible debt into 2,531,400 shares of Common Stock of the Company, issued to Vivakor pursuant to the Master Revolving Note, dated as of January 4, 2017, and amended as of February 1, 2018, by and between the Company and Vivakor.

On April 17, 2019, the Company entered into an agreement for consulting services to be provided through April 2020. The Company granted the consultant 100,000 shares of the Company’s common stock.

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

9. Income Taxes

As of April 30, 2019, and July 31, 2018, the Company had net deferred tax assets of $349,884 and $309,859 consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. Our effective tax rate for 2018 and 2019 is 21%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 10), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

10. Going Concern

We have a deficit of $1,311,614 as of April 30, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at April 30, 2019 may not provide enough working capital to meet our current operating expenses through June 7, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by October 31, 2019, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

11. Related Party Transactions

The Company has a common officer with Green Energy Alternatives, Inc. As of April 30, 2019, and July 31, 2018, Green Energy Alternatives, Inc. held 5,300,000 shares of the Company’s common stock.

12. Subsequent Events

We have evaluated subsequent events and, except for the transaction described below, there were no other events relative to the financial statements that require additional disclosure.

Pursuant to the License Transfer Agreement that the Company entered into with Electromedica, LLC (“Electromedica”) on February 8, 2019, Electromedica was to receive fifteen million shares of the Company’s common stock. To date the Company has not funded the shares, as the terms of the agreement being mutually renegotiated.

On May 28, 2019, the Company entered into a Binding Letter of Intent (“LOI”) with James De Luca, inventor and Murdock Capital Partners, advisors to De Luca, to acquire the intellectual property, know-how and patents for a life-saving medical device currently in development. The Company will acquire the USPTO Patent Number RE45, 535 E issued on June 2, 2015 and Patent Number 8,454,624 B2 issued June 4, 2013. Both patents are related to a Choking Rescue Device. As consideration for the patent and intellectual property, the Company will grant stock options totaling 600,000 shares of the Company’s stock and vesting on certain milestones. The Company will also pay a royalty on sales of each device sold once approved for commercial sale by all regulatory bodies. The definitive agreement is expected to be executed prior to June 30, 2019. The LOI will expire on June 30, 2019, unless the parties agree to extend.

On June 4, 2019, the Company entered into a LOI with Prevacus, Inc. (“Prevacus”), a biotechnology company, to form a Joint Venture (“JV”) relating to the development of a neurosteroid for treating orphan disorders, Amyotrophic Lateral Sclerosis (“ALS”) and Nieman Picks disease. Prevacus will contribute to the JV, the chemical compound and the Company will be responsible for funding the JV through Phase One clinical trials. In addition to the Joint Venture, the two companies will enter into a share exchange agreement whereby Prevacus will receive three million shares of Odyssey common stock and Odyssey will receive one million shares of Prevacus stock. The chemical compound has issued patents, and as consideration for the patented compound, Odyssey will issue Prevacus two million shares of its common stock. The definitive agreements with other customary terms and conditions, are expected to be executed prior to July 31, 2019. The LOI will expire on July 31, 2019, unless the parties agree to extend.

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

Overview

The Company owns technology and the marketing and distribution rights to CardioMap®. CardioMap® is an advanced technology for early non-invasive testing for heart disease. CardioMap® measures disease or stress levels, along with current heart conditions as a 3D image supplementing the line drawing electrocardiogram (ECG), but with device sensitivity that surpasses standard ECG analyzers by 7 to 50 times. It is highly portable and provides a rapid analysis in 30 or 60 seconds. The device is connected through the Internet to the central server that converts the electric conductivity of the cardiac tissue into a three-dimensional, color-coded and easy-to-interpret visual portrait. The CardioMap® is in advanced stages of development and is not yet approved by the U.S. the FDA. We are not currently selling or marketing any products, as our product is in late stage development and FDA clearance to market the product will be required in order to sell in the United States.

Going Concern

The Company has no revenue generating products at this time and has not realized any revenues for the three and nine-months ended April 30, 2019 and 2018. As of April 30, 2019, we have an operating deficit of $1,311,614. See Note 1 to the accompanying financial statements for a full description.

Critical Accounting Policies and Estimates

There are no critical accounting policies or estimates reflected in the accompanying financial statements. Reference is made to the Company’s significant (but not critical) accounting policies set forth in Note 2 to the accompanying financial statements.

Results of Operations

Revenue

For the three and nine-month periods ended April 30, 2019 and April 30, 2018, the Company did not have sales of product. We are not currently selling or marketing any products, as our product is in late stage development and FDA clearance to market the product will be required in order to sell in the United States. CardioMap® is an advanced technology for early non-invasive testing for heart disease, and the Company will commence actively marketing this product after the product has been FDA approved, however, there can be no assurance that we will be successful in obtaining FDA approvals for this product.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company did not have sales for the three and nine-month periods ended April 30, 2019 and 2018, and accordingly, there were no cost of goods sold for the respective periods.

Gross Profit and Gross Margin

For the three and nine-month periods ended April 30, 2019 and 2018 the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses decreased $12,209 or 21.3% and $151,300 or 44.7%, respectively, in the three and nine-month periods ended April 30, 2019 compared to the same periods of 2018. The decrease in the three and nine-month periods ended April 30, 2019 compared to the same periods of 2018, was primarily due to $16,500 or 73.3% and $99,252 or 78.8%, respectively, decrease in legal and professional fees, offset in the nine-month period ended April 30, 2018, by an increase of $82,500 or 151.4% in payroll expense offset by the one-time expense of $131,447 or 100% for the impairment allowance against a loan receivable related to the Company’s interest in the venture being purchased as of January 31, 2018.

Interest expense

Interest expense was $17,580 and $16,168 for the three months ended April 30, 2019 and 2018, and $51,381 and $45,560 for the nine-months ended April 30, 2019 and 2018. The increase in interest expense is attributed to the increased balance of notes payable due.

Net Loss

Net loss decreased $10,798 or 14.7% and $145,480 or 37.9%, respectively, in the three and nine-month periods ended April 30, 2019 compared to the same periods of 2018. The decrease in the nine-month period ended April, 30, 2019 was primarily due to the one-time expense of $131,447 for the impairment allowance against a loan in January 31, 2018.

Cash flows

The following table sets forth the primary sources and uses of cash for the nine months ended April 30, 2019 and 2018, as presented below:

	Nine Months Ended April 30,
	2019	2018

Net cash used in operating activities	$(48,112)	$(96,034)
Net cash provided by financing activities	$48,050	$88,750

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. During fiscal year 2015, we paid down our note payable by $221,667. During 2016, we borrowed on the note payable to purchase distribution rights to CardioMap® and fund professional services. During 2017, we borrowed on the note payable to fund the startup of the automotive joint venture. In 2018 and 2019, we further borrowed note payable to fund operations. As of April 30, 2019, and July 31, 2018, the note has a balance of $714,512 and $631,645. As of April 30, 2019, we had cash of $328. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

On January 4, 2017, we entered into a “Master Revolving Note” (the “Note”) to Vivakor, Inc. (“Vivakor”), for the principal plus simple interest of 12.5% per annum. The Note entitles Vivakor to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. The Note may be converted into shares of the Company at $0.01 per share. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Until such event, the note carries its original terms and features. On February 1, 2018, the debt holder gave notice to convert $15,000 into 1,500,000 shares of Common Stock. On January 9, 2019, Vivakor gave written notice to the Company effecting a conversion of $25,314 of convertible debt into 2,531,400 shares of Common Stock of the Company, issued to Vivakor pursuant to the Master Revolving Note, dated as of January 4, 2017 and amended as of February 1, 2018 by and between the Company and Vivakor. As of April 30, 2019, the note has a balance of $714,512.

Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, our Company may need to suspend the creation of new products until market conditions improve.

Off Balance Sheet Arrangements

Our company has no material off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation and considering the material weakness in internal control over financial reporting reported in Item 9A of the Annual Report on Form 10-K for the year ended July 31, 2018, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2019.

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

In light of the material weakness described above, as of April 30, 2019, prior to the filing of this Form 10-Q for the period ended April 30, 2019, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our company was formed in March 2014, and we do not have a significant operating history. This lack of operating history makes the prediction of future operating results difficult if not impossible. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of an early stage business. There is a substantial risk of failure associated with any new business strategy as a result of problems encountered in connection with the commencement of new operations. Such problems include but are not limited to the entry of new competition, challenges to intellectual property and patent rights and unknown or unexpected additional costs and expenses that may exceed estimates.

To succeed, we must do most, if not all, of the following:

•	raise corporate equity to support our operating costs and to have sufficient funds to develop, market and sell our products;
•	secure patent rights and locate strategic licensing and commercialization partners;
•	obtain proper regulatory clearances domestically and abroad;
•	attract, integrate, retain and motivate qualified management and sales personnel;
•	successfully execute our business strategies;
•	respond appropriately and timely to competitive developments; and
•	develop, enhance, promote and carefully manage our corporate identity.

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

Our research and development activities and the manufacturing and marketing of our products may be subject to the laws, regulations and guidelines and, in some cases, regulatory approvals of governmental authorities in the United States and other countries in which our products are or will be marketed. Specifically, in the United States, the FDA regulates, among other areas, new drug, device and cosmetic product approvals, over-the-counter drugs and clinical trials of new products and services to establish the proper labeling, safety and efficacy of these products and services and the accuracy of certain marketing claims.

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

Our products will be subject to clinical trials and FDA approval.

Our products may demonstrate health, safety or effectiveness concerns that may ultimately damage the commercialization of our products. If these concerns are severe to the extent that it may not be worthwhile to pursue any one or all of the products commercially, our business would be severely harmed. Because these types of products will not be FDA approved, the reception of our products by the general public is unknown. There is no certainty that the FDA will approve our products.

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

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the medical industry require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, manufacturing controls and record keeping. We also are required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure that they are qualified and in compliance.

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

If our copyrights, patents and trade secrets are not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe the intellectual property rights of others, then our financial condition and operating results would be harmed.

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

Unfavorable publicity or consumer perception of our products, the ingredients they contain, and similar products distributed by other companies, could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues and the market price of our common stock.

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

The medical industry is constantly undergoing rapid and significant change. Third parties may succeed in developing or marketing products that are more effective than those developed or marketed by us or that would make our products obsolete or non-competitive. Additionally, researchers could develop new procedures and medications that replace or reduce the use of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our products become obsolete and our efforts to develop new products do not result in commercially successful products, then our sales and revenues will decline.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our product will consist of a device to diagnose heart ailments. Our products could malfunction. As a marketer of a medical device used on the human body, we may be subjected to various product liability claims, including that the products contain defective parts, the products include inadequate instructions as to their uses or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

Risks Relating to an Investment in our Company

Our common stock is not listed on any major exchange, and stockholders may not be able to resell their shares.

Currently our shares of common stock are listed on the Over the Counter (OTC) exchange. A public market for our shares of common stock may never develop. There can be no assurance that purchasers of our shares of common stock will be able to resell their shares at their original purchase price, if at all.

Our common stock is traded over the counter, which could deprive stockholders of the full value of their shares.

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

If applicable, Financial Industry Regulatory Authority (FINRA) sales practice requirements could limit a stockholder’s ability to buy and sell our stock.

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 7, 2019.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	June 7, 2019
Joseph Michael Redmond	(Principal Executive Officer)

