Form 10-K
period 2019-07-31
Odyssey Group International, Inc.
filed 2019-10-23
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             ..

Commission File No. 333-200785

ODYSSEY GROUP INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-1022125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2372 Morse Ave

Irvine, CA 92614

(619) 832-2900

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.001 par value)	ODYY	OTC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price ($1.25) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (January 31, 2019).	$25,735,000

Number of shares of common stock outstanding as of October, 23 2019	86,990,400

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The Company hereby incorporates by reference all of the reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including but not limited to: None

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2019

i

ODYSSEY GROUP INTERNATIONAL, INC.

PART I

Item 1.	Business

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I—“Risk Factors.”

Odyssey Group International, Inc. was formed as a Nevada corporation in March 2014. Our principal executive offices are located at 2372 Morse Ave., Irvine, CA 92614. The registration statement effectuating our initial public offering became effective in July 2015.

Currently our shares of common stock are listed on the Over the Counter (OTC) exchange and there is currently very little public market for our common stock. We are in the process of applying for quotation on the OTC Electronic Bulletin Board, known as the OTCQB.

As used herein, when we refer to “Odyssey”, “ODYY,” the “company,” “our company,” “we,” “us” and “our,” we mean Odyssey Group International, Inc., a Nevada corporation, unless the context indicates otherwise.

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

General

Odyssey Group International, Inc. (“Odyssey” or “the Company”), was formed as a publicly held holding company with an emphasis on the development and acquisition of medical products and health related technologies. The Company is focused on building and acquiring assets in areas that have an identified technological advantage and a substantial market opportunity within significant target markets across the globe.

The corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that will generate positive cash flow. Our strategic mission is to deliver financial results, which yield high rates of returns for our shareholders and partners. The Company’s leadership team has significant experience and capabilities to further refine the technologies and submit to the appropriate regulatory agencies for marketing approval. We engaged The Center for Valuation Studies (“CFVS”) to assist in estimating the fair market value of the assets of the Company for general corporate purposes. To derive an estimate of fair market value of the assets, CFVS relied on the information provided by management.

Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. The Company has significant assets in three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save A Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders.

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

We intend to engage third party research and development firms who specialize in the creation of medical products to assist us in the development. We intend to apply for trademarks and patents as we develop proprietary products.

Financial Information about Industry Segments

We do not report our revenues or expenses by segment. See financial statements.

Our Growth Strategy

Once the U.S. Food and Drug Administration (the “FDA”) clears us to market the CardioMap® and Save a Life products, we intend to enter into agreements with qualified distributors throughout the United States and world, including: Europe, South America, Africa, India and China. We intend to require such distributors to pay to our company an initial license fee as well as royalties based on gross sales. Retaining exclusivity, we will bill based on a mutually agreeable semi-annual or quarterly sales minimum. We have determined to focus on international growth because generally such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

Our objective is to grow revenue through marketing and sales of each of our current products, CardioMap® and Save a Life. Although no assurances can be given, management anticipates company growth from the following areas:

1)	Distribution or License Agreements. In most cases, we will enter into distribution agreements with companies who already have sales professionals that already have experience selling through a variety of sales methods. These distribution agreements will allow us to more quickly achieve sales and revenue in the health products industries.

2)	Generate revenues from sales of CardioMap® and Save a Life. We intend to market CardioMap® and Save a Life through third party distributors and through our own efforts.

3)	Identify and develop CardioMap® for additional proprietary uses of the product. We intend to identify and find new areas of the human body to map utilizing CardioMap® technology such as the brain, liver and kidney.

4)	The development and acquisition of new products. We intend to market any new products that may be developed or acquired. We intend to, as capital resources permit, develop such opportunities if and when they present themselves.

About CardioMap®

The CardioMap® System will be an internet service based on the new development of Dispersion Mapping Method in ECG analysis for the early, non-invasive testing of coronary heart disease (CHD). The heart monitoring system is in a prototype stage and will provide high quality 3-D visualization and diagnosis of the heart using advanced signal analysis.

The Company owns technology and the marketing and distribution rights related to CardioMap®. CardioMap® measures disease or stress levels, along with current heart conditions as a 3D image supplementing the line drawing electrocardiogram (ECG), but with device sensitivity that surpasses standard ECG analyzers. It is highly portable and provides a rapid analysis in 30 or 60 seconds. The device is connected through the Internet to the central server that converts the electric conductivity of the cardiac tissue into a three-dimensional, color-coded and easy-to-interpret visual portrait. The CardioMap® is in advanced prototype stages of development and is not yet cleared by the FDA.

Once FDA cleared, CardioMap® could provide a better level of diagnosis with its improved sensitivity levels that can detect early warning signs that would normally be invisible with standard ECG devices. The system can dramatically cut the costs associated with the detection of ischemic heart disease and could prove to be an invaluable testing device for cardiologists, physicians, clinics, hospitals, the fitness industry, sports teams, emergency facilities and general public. CardioMap® was developed by VE Science Technology LLC, from whom we have purchased the product rights.

About Save a Life Choking Rescue Device

On June 27, 2019, Odyssey entered into a Definitive Agreement with Dr. James De Luca (“De Luca”), inventor and Murdock Capital Partners (“MCP”), advisors to De Luca, to acquire the intellectual property, know-how and patents for a life-saving medical device currently in development. The Company acquired intellectual property rights, namely, United States Letters Patent No. 7,559,921, entitled “Device for Removing a Lodged Mass” which issued on July 14, 2009 and which was reissued on June 2, 2015 and received U.S. Reissue Patent No. Re 45,535 and United States Patent Number 8,454,624 also entitled “Device for Removing a Lodged Mass” which was issued on June 4, 2013.

As consideration for the patent and intellectual property, the Company granted stock options totaling 600,000 shares of the Company’s stock, vesting on certain milestones. The options will be split between De Luca and MCP. The Company also granted Dr. De Luca, 20,000 common shares of stock. Upon commercial sales of the product, the Company will also pay a three percent (3%) royalty on the net profit of each device sold, once it is approved by all necessary regulatory bodies.

The Save a Life (“SAL”) Choking Rescue Device will be the only FDA cleared device that uses a patented “Negative Pressure” design to dislodge objects from the throat. It is an instantaneous, one step action that anyone can operate. A working prototype has been tested successfully in the lab. A development program for further refining the design and submitting for FDA clearance has been created. In June 2019, the Company acquired the issued patents number RE45, 535 E and patent number 8,454,624 B2 for the choking rescue device.

The Company believes its choking rescue device will quickly become the “accepted” standard and leader in the treatment of choking incidents globally. The Company’s device is designed to quickly, safely and economically address a medical situation that occurs often, is indiscriminate of time and place, is complex, time-sensitive, and if treated incorrectly can cause unintended or unexpected injury and even death.

The Save a Life choking rescue device is a patented, safe, and easy to use for removing a lodged mass or bolus from the throat of a choking victim. The device includes a pump for creating a vacuum chamber which is connected seamlessly with a replaceable/disposable mouthpiece. In an emergency the SAL may be easily inserted into the victim’s mouth which depresses the tongue providing a clear, trauma-free application. By pressing a button on the device, the device will deliver the appropriate amount of instantaneous vacuum to dislodge the mass or bolus in the throat without harm or damage to the victim. The application is instantly effective as the device is operational and effective in a matter of seconds.

The Save a Life has a number of advantages and features. The highlights are:

-	Easy to Use – The product is designed to be used by adults and children. The tongue depressor vacuum tube is inserted versus trying to place and keep a mask on a traumatized patient. Management also believes the product can be self-administered.

-	Smart Patented Design - The product is designed specifically to immobilize the palate from reflex spasm and open the air passage using a replaceable tongue depressor vacuum tube. A controlled vacuum action (manual or CO2 powered), with specific negative pressure, has been carefully calculated enabling the lifting of a lodged mass from the throat, so it may be ejected by reflexive coughing. This device utilizes a negative pressure to gently uplift the object from the larynx, at which point it will be coughed upward and outward reflexively.

-	Used on Anyone – The SAL can be used on infants (20 months plus) to elderly adults. Also, it can be use on pregnant women and others who the Heimlich maneuver cannot help.

About Orphan Drugs for Niemann Picks and Amyotrophic Lateral Sclerosis (“ALS”)

On June 27, 2019, Odyssey entered into a Definitive Agreement with Prevacus, Inc. (“Prevacus”), a biotechnology company, to form a Joint Venture (“JV”) relating to the development of a neurosteroid for treating two orphan disorders, Amyotrophic Lateral Sclerosis (“ALS”) and Niemann Picks disease. Prevacus will contribute to the JV, the chemical compound and Odyssey will be responsible for funding the JV through Phase One clinical trials. The JV company will own the patents. Each party will own the JV company equally. In addition to the JV, the two companies have entered into a share exchange agreement whereby Prevacus will receive three million shares of Odyssey common stock and Odyssey will receive one million shares of Prevacus stock. The chemical compound for the neurosteroid being developed has issued patents, and as consideration for the patented compound, Odyssey will issue Prevacus two million shares of its common stock.

Prevacus, a leading biotech company in the area of neurological disorders and brain trauma has a neurosteroid compound intended to treat rare brain disorders, such as ALS, Niemann Pick’s disease, Krabbe’s Disease, Metachromatic Leukodystrophy and other leukodystrophies. These rare diseases are considered to have orphan drug status by the FDA. Orphan drug status is granted by the FDA and is intended to give companies that are researching cures for rare diseases that affect a small percentage of the population, a seven-year exclusive right to develop a cure and favorable tax considerations. The FDA Office of Orphan Products Development determines if a drug qualifies as an orphan product and drug status can be granted for new drugs, already approved drugs, or drugs that are already on the market.

The Prevacus and Odyssey joint venture will seek a solution to improve function and lifespan in pediatric disorders where de-myelination and cell death is widespread in the cortex and cerebellum regions of the brain. The new chemical entity is designed to work through gene amplification to simultaneously remove intra-neuronal debris while promoting antioxidant capacity and myelin repair/cell proliferation. Disorders like Niemann Pick Type C disease are multi-faceted in their pathology and require a treatment that can work at many levels to stop progression. The chemical compound for the neurosteroid being developed has issued patents. Toxicology studies have been performed and show a 380-fold safety margin. Preclinical efficacy studies show improvements in cognitive function and neuromotor performance.

Competition

We believe that the primary competition for our services is from existing companies offering EKG equipment and anti-choking devices, as well as other pharmaceutical companies engaged in the development of Orphan drugs.

Governmental Regulation

Product Regulation

Domestic. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products may be subject to certain regulation by one or more federal agencies, including the FDA, Housing and Human Services (the “HHS”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission (the “CPSC”), the United States Department of Agriculture (the “USDA”) and the Environmental Protection Agency (the “EPA”), and by various agencies of the states and localities in which our products are sold.

In order to sell, market and distribute the CardioMap®, the Save a Life or the drug compound products, clearance or approval from the FDA is required. Such clearance or approval has not been obtained at this time and our products are not currently available for commercial sale.

Foreign. Any products we eventually sell in foreign countries are also subject to regulation under various national, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of drugs and medical products. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of some of our products.

Employees

At the date hereof, we have three employees (one full-time and two part-time) and intend to hire additional employees in the foreseeable future.

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

Risks Relating to our Business

Our success depends on the viability of our business model, which is unproven and may be unfeasible.

Our revenue and income potential are unproven, and the business model of Odyssey is new. Our new business model is based on a variety of assumptions based on a growing trend in the Health Care Systems in the United States and many other countries, where we are seeing a movement towards preventative medicine that is directly decreasing general health care costs. The CardioMap®, through its screening and predictive values, is a tool that might be implemented in this preventative approach. Considering heart disease-caused deaths are still the number one cause of death and one of the most important health care costs factors, the CardioMap® device has potential value in any medical practice. Once cleared, it could be an ideal device allowing insurance companies to cut costs through early diagnostic and preventative care. These assumptions may not reflect the business and market conditions we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable.

The Save a Life choking rescue device is in the early prototype stage and is un-proven for commercial use. Further development is required, and the final product will require FDA clearance.

The drug compound being developed by Prevacus under the joint venture with the Company is in its early stage. The drug will require extensive testing and clinical trials before it is commercialized. There is no guarantee that the drug will be approved for commercial use.

Our limited operating history creates substantial uncertainty about future results.

We have limited operating history and operations on which to base expectations regarding our future results and performance. To succeed, we must do most, if not all, of the following:

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

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business plan and strategy or become profitable. See Note 10 of the Notes to the Financial Statements.

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

If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, would be limited significantly. We will also scale back or delay implementation of research and development of new products. Thus, the unavailability of capital could harm substantially our business, results of operations and financial condition.

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

Our financial position, liquidity and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include:

•	obtaining the required regulatory clearances from the FDA;
•	successful sales through indirect sales distribution;
•	achieving the desired cost of goods on inventory;
•	continued investment in technology to support operating efficiency; and
•	continued access to significant funding and liquidity sources.

Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

Our inability to attract, train and retain additional qualified personnel may harm our business and impede the implementation of our business strategy.

We need to attract, integrate, motivate and retain a significant number of additional personnel in 2019 and beyond. Competition for these individuals in our industry and geographic region is intense, and we may be unable to attract, assimilate or retain such highly qualified personnel in the future. Our business cannot continue to grow if we are unable to attract such qualified personnel. Our failure to attract and retain highly trained personnel that are essential to our business may limit our growth rate, which would harm our business and impede the implementation of our business strategy.

Our failure to defend the Company from infringement litigation.

The Company could be subject to potential infringement actions. The Company's business is "Patent intensive", requiring the Company to constantly search for patented technologies that are not already used by competitors. Any claims for infringement, with or without merit and whether based on allegations that its technology or its intellectual property claims infringe upon the rights of others, could subject the Company to costly litigation and the diversion of financial and human resources, regardless of the ultimate resolution of the claim. If these claims are successful, the Company may be required to modify its products or services and pay financial damages or to attempt to negotiate with third parties for licensing.

Our inability to maintain sufficient product liability insurance.

The Company may incur product liability for products sold through its distribution chain. Consumers may sue if products sold through its distribution chain or are purchased through the Company-operated websites are defective or injure the user. This type of claim could require the Company to spend significant time and money in litigation or to pay significant damages. At this time the Company carries no product liability insurance. As a result, any legal claims, whether or not successful, could seriously damage its reputation and business.

Our products are subject to substantial federal and state regulations.

The Company's research and development activities and the manufacturing and marketing of the Company's products are subject to the laws, regulations, and guidelines and, in some cases, regulatory approvals of governmental authorities in the United States and other countries in which the products are or will be marketed. Specifically, in the United States, the FDA regulates, among other areas, new medical device approvals, prescription drugs and clinical trials of new products and to establish the proper labeling, safety and efficacy of these products and the accuracy of certain marketing claims.

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

Our future success depends significantly on the skills and efforts of Joseph Michael Redmond, President, CEO and Director and possibly other key personnel. The loss of the services of any of these individuals could harm our business and operations. In addition, we have not obtained key person life insurance on any of our key employees. If any of our executive officers or key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

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

The Company plans to conduct research and development of products in the health and wellness field. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development requires significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that some of our future product candidates never will be successfully developed. If we are unable to successfully develop new products, we may be unable to generate new revenue sources or build a sustainable or profitable business.

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

Risks Relating to Investors

Our management has broad discretion regarding the use proceeds.

We intend to use the proceeds from any offering for general corporate purposes, including working capital, capital expenditures, product enhancements, product development and regulatory filings to the FDA and to begin initial marketing efforts. In any case, we will have broad discretion over how we use these proceeds.

Investors may experience dilution in the value of the shares of common stock.

We anticipate offering common stock or preferred stock in offerings which could cause further dilution.

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

Your ownership will be diluted by future issuances of capital stock.

Our business strategy requires us to raise additional equity capital through the sale of common stock or preferred stock. Your percentage of ownership will become diluted as we issue new shares of stock. Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock, known as preemptive rights. We may issue common stock, convertible debt or common stock pursuant to a public offering or a private placement, upon exercise of warrants or options, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Investors purchasing common stock in the Offering who do not participate in any future stock issues will experience dilution in the percentage of the issued and outstanding stock they own.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the 1934 Act, as amended.  This classification reduces the potential market for our common stock by reducing the number of potential investors.  This would be detrimental to the development of active trading in our stock and make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could also cause our stock price to decline or impede any increase in price. Penny stocks are stocks:

•	with a price of less than $5.00 per share;

•	that are not traded on a "recognized" national exchange; or

•	in issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $10 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

A limited number of stockholders collectively own a significant portion of our common shares and may act, or prevent corporate actions, to the detriment of other stockholders.

A limited number of stockholders, including our founders and members of the Board of Directors and our management, currently own a significant portion of our outstanding common shares. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of our directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, nine stockholders collectively own beneficially more than 81% of our total outstanding shares of common stock. As a result of this concentrated ownership of our common stock, our nine stockholders may be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It also could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and it may affect the market price of our common stock.

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

As of July 31, 2019, our company owns no real property. Our principal address is located at 2372 Morse Ave, Irvine, CA 92614. Our telephone number is (619) 832-2900. We currently use shared office space and do not pay any monthly rent. We may be obligated to pay rent in the future, but the amount and timing of such obligation is currently unknown.

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

	High	Low
Fiscal Year Ended July 31, 2019

Fourth Quarter	$1.75	$1.25
Third Quarter	1.25	1.25
Second Quarter	1.25	1.25
First Quarter	1.90	1.25

Transfer Agent

The Company’s transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of October 23, 2019, 86,990,400 shares of our common stock were outstanding and held of record by approximately 113 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans. We have entered into an individual compensation plan for Mr. Redmond, for which Mr. Redmond has been granted stock options of 15 million shares at $0.25 per share. The options vest upon achieving the following milestones: 5 million options vest upon each milestone, when the Company obtains revenue of $5 million, $10 million and $15 million. Mr. Redmond cannot sell any of the above stock options for two years from the effective date of the employment agreement or until the Company reaches $10 million in annual revenue, whichever occurs first. The stock option vesting accelerates and becomes immediately exercisable upon the sale, merger or any transaction resulting in the majority (more than 50%) of the Company stock being obtained. The Company has not recorded any expense, as we have not determined that it is probable that the milestones will be achieved.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

See financial statements.

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

Overview

We have a deficit of $1,521,302 as of July 31, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $167,095 available at July 31, 2019, may not provide enough working capital to meet our current operating expenses through October 23, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by October 23, 2020, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the year ended July 31, 2019. The Company has an operating deficit of $1,521,302 as of July 31, 2019. The operating deficit indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

The FASB issued ASU 2017-11, Earnings Per Share (Topic 260) effective for annual reporting periods beginning after December 15, 2018. The amendments update the change in the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and interim periods, with early adoption permitted. The Company will adopt the standard as of August 1, 2019 and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

The FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, effective for annual reporting periods beginning after December 15, 2017 adopting this standard on its consolidated financial statements. The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the standard as of August 1, 2019 and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

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

Results of Operations

Revenue

The Company does not currently sell or market any products. The Company will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

For the years ended July 31, 2019 and 2018, the Company did not have sales. We are not currently selling or marketing any products, as our products are in late stage development and FDA clearance or approval to market the product will be required in order to sell in the United States.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the product we purchased for resale.

The Company did not have sales for the years ended July 31, 2019 and 2018, and accordingly, there were no cost of goods sold for the respective periods.

Gross Profit and Gross Margin

For the years ended July 31, 2019 and 2018, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses decreased by $42,299 or 10.6% from the year ended July 31, 2018 to year ended July 31, 2019. The decrease in operating expenses is mainly due to the non-recurring impairment allowance against a loan receivable of $131,447, consulting and marketing expenses incurred in regards to the automotive joint venture of $107,804 and purchase of the Company’s interest for the year ended July 31, 2018, offset by an increase in payroll expense of $84,366, stock option expense of $25,833, amortization expense related to acquisition of patents of $30,830 and $31,591 in general and administrative expense for the year ended July 31, 2019.

Net Loss from Operations

Loss from operations decreased $34,690, or 7.1%, from a loss of $483,115 for the year ended July 31, 2018 to a loss of $448,425 for the year ended July 31, 2019. The decrease in loss is primarily due to the Company’s non-recurring impairment allowance and consulting and marketing expenses incurred with regards to the automotive joint venture for the year ended July 31, 2018, offset by increased payroll, stock, travel, amortization and general and administrative expense for the year ended July 31, 2019.

Interest Expense

Interest expense was $70,282 for the year ended July 31, 2019 compared to interest expense of $62,673 for the year ended July 31, 2018. The increase in interest expense for the year ended July 31, 2019, is attributed to the increased balance of notes payable due.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended July 31, 2019 and 2018 as presented below:

	Year Ended	Year Ended
	2019	2018
Net cash used in operating activities	$(104,837)	$(146,062)
Net cash provided by financing activities	271,542	133,026

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. In 2018 and 2019, we increased our borrowings on notes payable to fund operations. As of July 31, 2019, and July 31, 2018, the note has a balance of $747,608 and $631,645. As of July 31, 2019, we had cash of $167,095. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

On January 4, 2017, we entered into a “Master Revolving Note” (the “Note”) to Vivakor, Inc. (“Vivakor”), for the principal plus simple interest of 12.5% per annum. The Note entitles Vivakor to a payment of 2% of all gross sales until repayment or conversion (until the total sum of all payments made to the Holder equals two times the original principal amount of the Note). The Note was secured by a pledge of our equipment, general intangibles and intellectual property. This Note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. On February 1, 2018, the debt holder gave notice to convert $15,000 into 1,500,000 shares of Common Stock. On January 9, 2019, Vivakor gave written notice to the Company effecting a conversion of $25,314 of convertible debt into 2,531,400 shares of Common Stock of the Company, issued to Vivakor pursuant to the Master Revolving Note, dated as of January 4, 2017 and amended as of February 1, 2018 by and between the Company and Vivakor. As of July 31, 2019, the note has a balance of $747,608.

As of July 31, 2019, the Company has three additional convertible debt notes outstanding. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share or at a 10% discount to the closing price on the day of conversion, but not lower than $0.50 cents per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the loan and any interest accrued or convert the loan amount and any interest into shares of common stock. The debt holders were issued a common stock warrant equal to 10% of the notes with a price of $1.50 per share and a term for one year from the investment date. At July 31, 2019, the notes have a balance of $37,305. Because the conversion feature met the criteria for characterization as a beneficial conversion feature, a portion of the proceeds, including warrants, of $213,650 from the issuance of the notes are accounted for as attributable to the conversion feature.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements. We have audited the accompanying balance sheets of the Odyssey Group International, Inc. (the Company) as of July 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficiency) and cash flows, for each of the two years in the period ended July 31, 2019, and the notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States (U.S.).

Ability to Continue as a Going Concern. The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred losses since inception and is currently dependent on the stockholders and lenders to fund its contemplated operational and marketing activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants

We have served as the Company's auditor since 2014.

Las Vegas, Nevada

October 23, 2019

Odyssey Group International, Inc.

Balance Sheets

	31-Jul-19	31-Jul-18
Assets
Current assets:
Cash and cash equivalents	$167,095	$390
Prepaid expenses	302,833	–
Loan receivable	50,000	–
Total current assets	519,928	390
Property and equipment, net	1,517	2,069
Intangible assets, net	23,139,570	25,000
Total assets	$23,661,015	$27,459
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,743	$26,691
Accrued wages	297,547	188,500
Contingent liability	144,000	–
Notes payable, including accrued interest	784,913	631,645
Total liabilities	1,274,203	846,836
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 86,990,400 and 61,414,000 issued and outstanding	86,990	61,414
Additional paid-in capital	23,821,124	192,086
Deficit	(1,521,302)	(1,072,877)
Total stockholders’ equity (deficiency)	22,386,812	(819,377)
Total liabilities and stockholders’ equity (deficiency)	$23,661,015	$27,459

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

	Year Ended	Year Ended
	31-Jul-19	31-Jul-18

Revenues	$–	$–

Costs of goods sold	–	–

Gross profit	–	–

General and administrative expense	378,143	288,995
Impairment loss	–	131,447

Loss from operations	(378,143)	(420,442)

Interest expense	(70,282)	(62,673)
Net loss	$(448,425)	$(483,115)

Basic net loss per share:	$(0.01)	$(0.00)

Weighted average number of shares	69,898,436	117,128,060

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

For the Years Ended July 31, 2019 and 2018

	Common Stock		Additional Paid-In		Total Equity
	Shares	Dollars	Capital	Deficit	(Deficiency)

Balances July 31, 2017	114,839,600	$114,840	$55,060	$(589,762)	$(419,862)

Debt converted to common stock	1,574,400	1,574	32,026	–	33,600
Common stock issued for services	5,000,000	5,000	45,000	–	50,000
Common stock restructure	(60,000,000)	(60,000)	60,000	–	–
					–
Net loss	–	–	–	(483,115)	(483,115)

Balances July 31, 2018	61,414,000	$61,414	$192,086	$(1,072,877)	$(819,377)

Note payable converted to common stock	2,531,400	2,531	22,783	–	25,314
Common stock issued for services	321,000	321	331,929	–	332,250
Common stock issued for compensation	4,720,000	4,720	67,280	–	72,000
Common stock issued for acquisition of intangible assets	18,004,000	18,004	22,486,996	–	22,505,000
Common stock options issued for acquisition of intangible assets	–	–	506,400	–	506,400
Warrants issued in connection with convertible notes	–	–	13,075	–	13,075
Beneficial conversion feature related to convertible notes	–	–	200,575	–	200,575

Net loss	–	–	–	(448,425)	(448,425)
Balances July 31, 2019	86,990,400	$86,990	$23,821,124	$(1,521,302)	$22,386,812

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	31-Jul-19	31-Jul-18

Operating activities
Net loss	$(448,425)	$(483,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	41,381	10,551
Impairment loss	–	131,447
Stock based payment expense for consulting and compensation	101,417	–
Debt discount	408	–
Changes in operating assets and liabilities:
Increase in accounts payable	21,053	47,882
Increase in accrued wages	109,047	84,500
Increase in accrued interest	70,282	62,673
Net cash used in operating activities	(104,837)	(146,062)

Financing activities
Proceeds from note payable	271,542	133,026
Net cash provided by financing activities	271,542	133,026

Net change in cash and cash equivalents	166,705	(13,036)
Cash and cash equivalents, beginning of year	390	13,426
Cash and cash equivalents, end of year	$167,095	$390

Noncash Investing and Financing Activities
Common stock issued for acquisition of intangible assets	$22,505,000	$–
Common stock issued for consulting services	332,250	50,000
Beneficial conversion feature related to convertible notes	213,650	–
Contingent liability related to acquisition of intangible assets	144,000	–
Debt converted to common stock	25,314	15,000
Stock restructure - common stock	–	60,000
Accounts payable transferred to note payable	–	36,500

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

1. Nature of Operations

The corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. The Company has significant assets in three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders. We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets. We intend to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We intend to engage third party research and development firms who specialize in the creation of our products to assist us in the development of our own products We intend to apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our product is in late stage development and Food and Drug Administration ("FDA") clearance or approval to market the product will be required in order to sell in the United States.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) generally requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For the year ended July 31, 2019 and 2018 the Company recognized depreciation expense of $552.

Beneficial Conversion Feature of convertible notes payable

The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded upon the occurrence of the event.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

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

The FASB issued ASU 2017-11, Earnings Per Share (Topic 260) effective for annual reporting periods beginning after December 15, 2018. The amendments update the change in the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and interim periods, with early adoption permitted. The Company will adopt the standard as of August 1, 2019 and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

The FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, effective for annual reporting periods beginning after December 15, 2017 adopting this standard on its consolidated financial statements. The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the standard as of August 1, 2019 and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

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

4. Intangible Assets – Patent and Distribution Rights

FASB ASC 820, "Fair Value Measurements and Disclosures", establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1 – Observable inputs, such as unadjusted quoted prices in active markets, for substantially identical assets and liabilities.

Level 2 – Observable inputs other than quoted prices within Level 1 for similar assets and liabilities. These include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.  If the asset or liability has a specified or contractual term, the input must be observable for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that are supported by little or no market activity, generally requiring a significant amount of judgment by management.  The assets or liabilities fair value measurement level within the fair value hierarchy is based on the lowest level.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Further, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company purchased distribution rights to sell and distribute a new technology, CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. The product distribution rights are amortized over the life of the underlying patent. The acquisition cost of $18.75 million (Level 2) is valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition.

The Company acquired the intellectual property, know-how and patents for an anti-choking, life-saving medical device from Dr. James De Luca (“De Luca”), inventor and Murdock Capital Partners (“MCP”). The asset is valued at $675,400 (Level 2), which includes the fair market value of $1.25 per share for the stock granted on the date of acquisition, as well as stock options granted valued at $0.84 per share based upon the Black-Scholes valuation model and a onetime cash payment totaling $250,000 that will be paid upon FDA clearance of the product. The payment is recorded as a contingent liability and, based upon an independent valuation of the patents (Level 3), at July 31, 2019, the payment has a fair market value of $144,000. The intellectual property, know-how and patents are being amortized over the life of the patents.

The Company acquired the patented chemical compound for a neurosteroid as part of the joint venture agreement with Prevacus, Inc. The acquisition cost of $3.73 million (Level 2) is being amortized over the life of the patent. The asset is valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition. The patents are being amortized over the life of the patents.

For the year ended July 31, 2019 the gross carrying amount of the intangible assets totaled $23,205,400 and accumulated amortization totaled $65,830 for a net amount of $23,139,570. Amortization expense recognized for the year ended July 31, 2019 and 2019 is $40,830 and $10,000, respectively. Patents are amortized over their useful lives with the weighted average years remaining of 10.73 with no residual value. Amortization is as follows over the next five years and thereafter:

Year Ending July 31,	Patents
Year 1	$2,039,003
Year 2	2,034,003
Year 3	2,029,003
Year 4	2,029,003
Year 5	2,029,003
Thereafter	12,979,557

5. Notes Payable

As of July 31, 2019, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2020, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of July 31, 2019, the note has a balance of $747,608. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Furthermore, the debt holder was issued a common stock warrant for 4 million shares at $0.25 per share with an expiration date of 90 days after the issuance, as consideration to the debt holder to agree to begin to convert portions of its loan to common stock pari passu with a new offering raise of investment at a minimum of $500,000. As of July 31, 2019, these warrants expired.

As of July 31, 2019, the Company has three additional convertible debt notes outstanding. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share or at a 10% discount to the closing price on the day of conversion, but not lower than $0.50 per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the loan and any interest accrued or convert the loan amount and any interest into shares of common stock. The debt holders were issued a common stock warrant equal to 10% of the note with a price of $1.50 per share and a term for one year from the investment date. At July 31, 2019, the notes have a balance of $37,305. Because the conversion feature met the criteria for characterization as a beneficial conversion feature, a portion of the proceeds, including warrants, of $213,650 from the issuance of the notes are accounted for as attributable to the conversion feature.

6. Fair Value Measurements

The carrying values of cash, the note receivable, and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

7. Common Stock

For the year ended July 31, 2018, the Company’s Board approved the return of 60 million shares from the founding common stockholders.

On December 11, 2018, the Company amended the employment agreement of J. Michael Redmond to further document and incorporate the transition of the control of the Green Energy Alternatives stock. In the amendment, the Company agrees to issue Mr. Redmond a total of 10 million shares of the Company’s common stock. At least 4.7 million stock grants were granted to Mr. Redmond from the Company, and 5.3 million shares have been assigned to Mr. Redmond through control of Green Energy Alternatives, LLC. The Company recognized $47,000 of compensation expense related to the 4.7 million shares granted, with an estimated fair value of $0.01 per share, for the year ended July 31, 2019.

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

On May 22, 2019, the Company entered into employment agreements for two part-time employees. The Company granted the employees 10,000 shares each of the Company’s common stock.

On March 22, 2019, April 17, 2019, June 1, 2019, and July 26, 2019, the Company entered into agreements for consulting services for the next 12 months. The Company granted the consultants a total of 305,000 shares of the Company’s common stock.

On June 27, 2019, Odyssey entered into a Definitive Agreement with Prevacus to form a Joint Venture relating to the development of a neurosteroid for treating two orphan disorders, ALS and Niemann Picks disease. Prevacus contributed to the JV, the chemical compound and Odyssey is be responsible for funding the JV through Phase One clinical trials. The JV company will own the patents. Each party will own the JV company equally. In addition to the JV, the two companies have entered into a share exchange agreement whereby Prevacus will receive three million shares of Odyssey common stock and Odyssey will receive one million shares of Prevacus stock. The chemical compound for the neurosteroid being developed has issued patents, and as consideration for the patented compound, Odyssey issued Prevacus two million shares of its common stock. As part of the Agreement, Dr. Jacob Vanlandingham Ph.D., CEO of Prevacus, was issued one million shares of the Company’s common stock. The Company allocated 984,000 shares to the acquisition of the patent and 20,000 shares were allocated to Dr. Vanlandingham as a Director of the Company.

On June 27, 2019, Odyssey entered into a Definitive Agreement with Dr. James De Luca, inventor and Murdock Capital Partners, advisors to De Luca, to acquire the intellectual property, know-how and patents for a life-saving medical device currently in development. The Company acquired intellectual property rights, namely, United States Letters Patent No. 7,559,921, entitled “Device for Removing a Lodged Mass” which issued on July 14, 2009 and which was reissued on June 2, 2015 and received U.S. Reissue Patent No. Re 45,535 and United States Patent Number 8,454,624 also entitled “Device for Removing a Lodged Mass” which was issued on June 4, 2013. As consideration for the patent and intellectual property, the Company granted stock options totaling 600,000 shares of the Company’s stock, vesting on certain milestones. The options will be split between De Luca and MCP. The Company also granted De Luca, 20,000 common shares. A onetime cash payment totaling $250,000 will be paid to Deluca and MCP upon FDA clearance of the product. The payment is recorded as a contingent liability and, based upon an independent valuation of the patents, at July 31, 2019, the payment has a fair market value of $144,000.

8. Stock Based Compensation

We have not adopted any equity compensation plans. We have entered into an individual compensation plan for Mr. Redmond, for which Mr. Redmond has been granted stock options of 15 million shares at $0.25 per share. The options vest upon achieving the following milestones: 5 million options vest upon each milestone, when the Company obtains revenue of $5 million, $10 million and $15 million. Mr. Redmond cannot sell any of the above stock options for two years from the effective date of the employment agreement or until the Company reaches $10 million in annual revenue, whichever occurs first. The stock option vesting accelerates and becomes immediately exercisable upon the sale, merger or any transaction resulting in the majority (more than 50%) of the Company stock being obtained. The Company has not recorded any expense, as we have not determined that it is probable that the milestones will be achieved.

9. Income Taxes

We expect to file income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which we operate and are currently not under examination. As of July 31, 2019, and 2018, the Company had net deferred tax assets of $260,247 and $309,859 consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. Our effective tax rate for 2019 and 2018 is 21%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 10), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

10. Going Concern

We have a deficit of $1,521,302 as of July 31, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at July 31, 2019, may not provide enough working capital to meet our current operating expenses through October 23, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by October 23, 2020, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

11. Related Party Transactions

The Company has a common officer with Green Energy Alternatives, Inc. As of July 31, 2019, and 2018, Green Energy Alternatives, Inc. held 5.3 million shares of the Company’s common stock.

12. Subsequent Events

We have evaluated subsequent events and, except for the transaction described below, there were no other events relative to the financial statements that require additional disclosure.

On August 6, 2019, the Company entered into a convertible note payable for $100,000. The notes bear interest at 7.0% annually and mature automatically. The entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless converted into shares of capital stock of the Company. Warrants equal to 10% of the shares purchased with a price of $1.50 per share were issued to the note holders. The price of the warrant is $1.50 per share and the term is for one year from the investment date.

On August 15, 2019, the Company amended its agreement with its financial consultant to included monthly payments of $5,000 and 200,000 stock options to be granted stock in accordance with the mutual agreement of the Board’s compensation committee.

On August 20, 2019, the Company entered into a consulting agreement for research and development associated with the CardioMap®. The consultant will receive monthly payments of $5,000 and 2.0 million stock options, vesting upon certain milestone achievements.

On August 28, 2019, Jeff Conroy joined the Board of Odyssey as an independent director. Mr. Conroy is an operating and business development executive with over 30 years in the life science industry across therapeutics and medical devices. Mr. Conroy is the Chairman & CEO of Embody, a DARPA-funded medical device company developing regenerative implants for tendon and ligament repair. Since 2012, he has served as the Head of Corporate Development for Especificos Stendhal S.A. de C.V., a Latin American specialty pharmaceutical company. He is the Managing Director of Windward Investments - structuring licensing partnerships for life science companies. Mr. Conroy is an independent director of Cingulate Therapeutics, a CNS company developing ADHD therapeutics. Mr. Conroy holds a B.S. in Business Administration from Providence College. As Director, Mr. Conroy shall be compensated with stock in accordance with the mutual agreement of the Board’s compensation committee.

On September 20, 2019, Jerry Casey joined the Board of Odyssey as an independent director. Jerry Casey has been a leader in the life science industry for over 30 years. Enjoying a long tenure as a senior executive at Genzyme Corporation, Mr. Casey was the driver behind Genzyme’s commercial success in the diagnostics arena, building a $175 million business which Genzyme sold to Japan-based Sekisui Chemical in 2011. Mr. Casey became the President and Chief Operating Officer of the new entity, Sekisui Diagnostics, LLC, until the end of 2014. Since leaving the company, Mr. Casey has been actively involved in several life sciences ventures, both as an advisor and an investor, while serving on multiple Boards. As Director, Mr. Casey shall be compensated with stock in accordance with the mutual agreement of the Board’s compensation committee.

On October 3, 2019, the Company and Prevacus, Inc. amended the Master Agreement for a Joint Venture and Intellectual Property Purchase Agreement, dated June 26, 2019, to extend the timing of the formation of the Joint Venture to December 31, 2019.

On October 23, 2019, John Gandolfo joined the Board of Odyssey as an independent director and has been elected chair of the audit committee. Mr. Gandolfo has approximately 30 years of experience as a chief financial officer of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas, companies such as . Mr. Gandolfo has had direct responsibility over capital raising, including five public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career. Mr. Gandolfo is currently Chief Financial Officer of Eyenovia, Inc., a late-stage ophthalmic biopharmaceutical company. Mr. Gandolfo was Chief Financial Officer of Xtant Medical Holdings, Inc. from July 2010 through September 2017. He served as the Chief Financial Officer for Progenitor Cell Therapy LLC from January 2009 to June 2010. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer of Power Medical Interventions, Inc. from January 2007 to January 2009. Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies, Inc. He was also the Chief Financial Officer of Capital Access Network, Inc, from 2000 through September 2001, and Xceed, Inc. from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc. Mr. Gandolfo received his B.A. in business administration from Rutgers University. As Director, Mr. Gandolfo shall be compensated with stock in accordance with the mutual agreement of the Board’s compensation committee.

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

Management's Annual Report on Internal Control Over Financial Reporting

In light of the material weakness described below, as of July 31, 2019, prior to the filing of this Form 10-K for the period ended July 31, 2019, management determined that key controls were performed timely and additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations, statement of shareholder equity and cash flows for the periods presented in conformity with United States GAAP.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We did not have a functioning audit committee during the fiscal year ended July 31, 2019, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this filing:

Name	Age	Position
Executive Officers:
Joseph Michael Redmond	59	CEO, President

Directors:
Joseph Michael Redmond	59	Director
Jerry Casey	60	Director
Jeff Conroy	54	Director
John P. Gandolfo	59	Director
Jacob Vanlandingham	45	Director

Executive Officers

Joseph Michael Redmond has over 30 years commercial experience in medical device companies. Mr. Redmond held various sales and marketing positions at Abbott Laboratories a multi-billion dollar healthcare company. Mr. Redmond then went on to help start KMC Systems Inc., now a leading private label developer and manufacturer of medical devices. Mr. Redmond was in charge of Sales and Marketing and grew the company from start-up to over $50 million in revenue. KMC was sold to Elbit systems in 1996. Mr. Redmond then joined Bioject Inc as its VP of Sales and Marketing. Bioject was a medical device company specializing in unique drug delivery technologies. Mr. Redmond helped raise over $15M in capital, entered several licensing and distribution deals with major biotech and pharmaceutical companies and grew the market cap of the company from under $10M to over $400 million. Mr. Redmond was VP of Business Development for DxTech, Inc a start-up company developing a unique point of care diagnostic testing platform. DxTech was sold in 2009. Mr. Redmond was recently CEO of Parallax Health where he acquired two business and three different patented technologies.

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

Directors

Joseph Michael Redmond has over thirty years’ experience in the medical device and biotech markets. He has led commercial teams in three different medical device and specialty pharmaceutical companies. Most recently he was CEO at Parallax Health Sciences, where he spearheaded the acquisition of two companies and in-licensed proprietary technologies related to medical devices.

Jerry Casey has been a leader in the life science industry for over 30 years. Enjoying a long tenure as a senior executive at Genzyme Corporation, Mr. Casey was the driver behind Genzyme’s commercial success in the diagnostics arena, building a $175 million business which Genzyme sold to Japan-based Sekisui Chemical in 2011. Mr. Casey became the President and Chief Operating Officer of the new entity, Sekisui Diagnostics, LLC, until the end of 2014. Since leaving the company, Mr. Casey has been actively involved in several life sciences ventures, both as an advisor and an investor, while serving on multiple Boards. While President and COO, Mr. Casey established the strategic direction for the company; led the global organization, including the commercial, operations, research and development, finance, human resources, and legal functions; and achieved the annual and long-term financial objectives of the business. Mr. Casey has been actively involved in several life sciences ventures, both as an advisor and an investor, while serving on multiple Boards.

Jeff Conroy is an operating and business development executive with over 30 years in the life science industry across therapeutics and medical devices. Mr. Conroy is the Chairman and CEO of Embody, a DARPA-funded medical device company developing regenerative implants for tendon and ligament repair. Since 2012, he has served as the Head of Corporate Development for Especificos Stendhal S.A. de C.V., a Latin American specialty pharmaceutical company. He is the Managing Director of Windward Investments - structuring licensing partnerships for life science companies. Mr. Conroy is an independent director of Cingulate Therapeutics, a CNS company developing ADHD therapeutics. Mr. Conroy holds a B.S. in Business Administration from Providence College.

John Gandolfo has approximately 30 years of experience as a chief financial officer of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas, companies such as . Mr. Gandolfo has had direct responsibility over capital raising, including five public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career. Mr. Gandolfo is currently Chief Financial Officer of Eyenovia, Inc., a late-stage ophthalmic biopharmaceutical company. Mr. Gandolfo was Chief Financial Officer of Xtant Medical Holdings, Inc. from July 2010 through September 2017. He served as the Chief Financial Officer for Progenitor Cell Therapy LLC from January 2009 to June 2010. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer of Power Medical Interventions, Inc. from January 2007 to January 2009. Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies, Inc. He was also the Chief Financial Officer of Capital Access Network, Inc, from 2000 through September 2001, and Xceed, Inc. from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc. Mr. Gandolfo received his B.A. in business administration from Rutgers University.

Dr. Jacob ‘Jake’ W. Vanlandingham is the Founder and President of Prevacus, Inc. Dr. Vanlandingham has a B.S. in Physical Therapy and spent 3-years working with neurologically-impaired children with brain injuries in and around the time of birth. His Ph.D. is in Neuroscience from Florida State University with a molecular biology focus on disease. His Post-doctoral work was in translational research and neurobehavioral aspects of diseases at Emory University. At Emory he also oversaw the clinical biomarker study for the ProTECT clinical trial using progesterone for acute treatment of severe to moderate TBI as the Assistant Director of the Brain Research Laboratory the largest laboratory in the Emergency Medicine Department. Dr. Vanlandingham has an excellent teaching record and has won multiple awards with both graduate and undergraduate students. He was a Year One Director of the Florida State University Medical School for eight years before devoting all of his time to Prevacus, Inc. starting in 2015.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and all employees. It may be obtained free of charge by writing to Odyssey Group International, Inc., Attn: Chief Executive Officer, 2372 Morse Ave, Irvine, CA 92614.

Board of Directors

Our board of directors currently consists of five members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and three independent directors are currently authorized.

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

Committees of our Board of Directors

On October 17, 2019, the Board of Directors of the Company established audit, compensation and nominating and corporate governance, committees. Our Board of Directors currently consists of five members, four of whom are considered independent.

Audit Committee. We established an audit committee, which consists of three independent directors. The audit committee's duties are to recommend to the Company's board of directors, the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee is composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We established a compensation committee, which consists of three independent directors. The compensation committee responsible for determining executive and director compensation. In considering and determining executive and director compensation, our compensation committee will be responsible for reviewing compensation that is paid by other similar public companies to its officers and will take that into consideration in determining the compensation to be paid to the Company’s officers. The compensation committee determines and approves any non-cash compensation to any employee. We have not and do not intend to engage consultants in determining or recommending the compensation to our officers or employees.

Corporate Governance and Nominating Committee. We established a corporate governance and nominating committee, which consists of three independent directors. The nominating committee is a committee of the Company established to support the board of directors in fulfilling its fiduciary duties to appoint the best-qualified candidates for the board of directors, board president-elect and CEO positions.

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

Item 11.	Executive Compensation

Summary Compensation Table

The following Summary Compensation Table provides certain summary information concerning the compensation of our Chief Executive Officer.

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Joseph Michael Redmond	2019	120,000	-0-	47,000	-0-	-0-	-0-	167,000
Chief Executive Officer, President	2018	80,000	-0-	-0-	-0-	-0-	-0-	80,000

____________

(1)	Mr. Redmond agreed to defer salary payments until we have raised additional capital. All accrued salary will be paid either in cash or stock, at the employee’s election. If an employee elects to receive shares of our stock in lieu of cash, the number of shares will be determined based upon the fair market value on the date the employee notifies us of such election. Excludes other compensation in the form of perquisites and other personal benefits that constitute less than $10,000.
(2)	4.7 million shares of common stock issued at $0.01 per share related to Mr. Redmond’s employment agreement.

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

Outstanding Equity Awards at Year-End

We have not adopted any equity compensation plan. We have entered into an individual compensation plan for Joseph Michael Redmond, CEO, for which Mr. Redmond is to receive 10 million shares of stock and stock options of 15 million at $0.25. The options vest upon achieving the following milestones 5 million options vest upon each milestone, when the Company obtains revenue of $5 million, $10 million and $15 million. Mr. Redmond received 5.3 million shares of common stock of the 10 million shares owed upon signing, by reserving control of the investing entity called Green Energy Alternatives, Inc., of which Mr. Redmond is now a common officer. Mr. Redmond has been issued the remaining 4.7 million shares of common stock related to his employment agreement.

Employment Agreements

Mr. Redmond has a written employment agreement for an initial three-year term, which provides for the following compensation terms for Mr. Redmond. Pursuant to the Employment Agreement, Mr. Redmond will initially receive a base salary of $120,000 per year, subject to increases after certain Company milestones are obtained as noted in the Agreement. Mr. Redmond is eligible to participate in the Company’s performance-based cash incentive bonus program. Mr. Redmond also received the right to purchase restricted common stock as well as options to purchase common stock of the Company pursuant to vesting upon achieving certain Company milestones as noted in the Agreement.

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

Compensation of Directors

At this time, members of our company’s directors are not entitled to compensation for service on our company’s board of directors, nor on any other committee thereof. They receive stock options upon becoming a director. In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our company’s board of directors and committees thereof.

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

Beneficial ownership is determined in accordance with the rules of the SEC. The following tables set forth certain information concerning the beneficial ownership of our common stock at October 23, 2019, by: (i) each person known by us to own beneficially more than 5% of our outstanding capital stock; (ii) each of the directors and named executive officers; and (iii) all current directors and executive officers as a group.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Group International, Inc., 4372 Morse Ave, Irvine, CA 92614. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class **
Electromedica, LLC (1)	15,000,000	17.25%
Adwin, LLC (2)(7)	10,000,000	11.50%
Eco Scientific, Inc.(3)(7)	10,000,000	11.50%
Market Group International (4)(7)	10,000,000	11.50%
Regal Growth, LLC(5)(7)	10,000,000	11.50%
Green Energy Alternatives, Inc.(7)	5,300,000	6.09%
Joseph Vigliarolo	4,500,000	5.17%

All Persons Named in the Summary Compensation Table and Directors and Executive Officers as a Group (2 persons)	5,700,000	6.55%

_______________

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

(1)	Electromedica, LLC shares issued per license agreement
(2)	Adwin LLC is 100% owned beneficially and of record by Pablo Penaloza.
(3)	EcoScientific, Inc. is 100% owned beneficially owned by Steve Miller, former CEO of the Company.
(4)	Market Group International is 100% owned beneficially and of record by Robert VanBoren.
(5)	Regal Growth, LLC is 100% owned beneficially and of record by Grace Reininger.
(6)	Green Energy Alternatives, Inc. is 100% owned beneficially by Joseph Michael Redmond, current CEO of the Company.
(7)	The Company issued 100,000,000 shares of common stock in total to four parties to acquire all of the proprietary rights in and to the formula called “Fit.” 25,000,000 shares of common stock were issued to each EcoScientific, Inc., Market Group International, Adwin LLC, and Regal Growth, LLC in exchange for their interest in the formula. In 2018, these entities agreed to restructure their stock shares down from 25,000,000 to 10,000,000 shares of common stock issued to them.

We have entered into an individual compensation plan for Joseph Michael Redmond, CEO, for which Mr. Redmond is to receive 10 million shares of stock and stock options of 15 million at $0.25. The options vest upon achieving the following milestones 5 million options vest upon each milestone, when the Company obtains revenue of $5, million, $10 million and $15 million. Mr. Redmond received 5.3 million shares of common stock of the 10 million shares owed upon signing, by reserving control of the investing entity called Green Energy Alternatives, Inc., of which Mr. Redmond is now a common officer. Mr. Redmond has been issued the remaining 4.7 million shares of common stock related to his employment agreement.

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

Interests of Named Experts and Counsel

Christopher A. Wilson, Esq., the Company’s named attorney, owns 35,000 shares of our common stock.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees related to services performed by Piercy Bowler Taylor & Kern for the years ended July 31, 2019 and 2018:

	Year Ended	Year Ended
	2019	2018
Audit fees (1)	$60,430	$42,070
Audit-related fees (1)	–	–
Taxation services (2)	–	–
Accounting and other services (3)	–	–
Total	$60,430	$42,070

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.
(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2019 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2019 fiscal year for filing with the SEC.

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

PART IV

Item 15.	Exhibits

Exhibit Number	Exhibit Description

14	Code of Ethics
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of October 23, 2019.

ODYSSEY GROUP INTERNATIONAL, INC.

By: /s/ Joseph Michael Redmond Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	October 23, 2019
Joseph Michael Redmond	(Principal Executive Officer)

/s/ Joseph Michael Redmond	Chief Financial Officer, Secretary, Director	October 23, 2019
Joseph Michael Redmond	(Principal Financial Officer)

/s/ Joseph Michael Redmond	Director	October 23, 2019
Joseph Michael Redmond

