Form 10-Q
period 2019-10-31
Odyssey Group International, Inc.
filed 2019-12-06
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

86,990,400 shares of common stock, par value $.001 per share, outstanding as of December 6, 2019.

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended October 31, 2019

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	31-Oct-19	31-Jul-19
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,320	$167,095
Prepaid expenses	219,856	302,833
Loan receivable	–	50,000
Total current assets	322,176	519,928
Property and equipment, net	1,379	1,517
Intangible assets, net	22,590,225	23,139,570
Total assets	$22,913,780	$23,661,015
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$48,774	$47,743
Accrued wages	270,534	297,547
Contingent liability	144,000	144,000
Notes payable, including accrued interest	893,375	784,913
Total liabilities	1,356,683	1,274,203
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 86,990,400 and 86,990,400 issued and outstanding	86,990	86,990
Additional paid-in capital	24,954,866	23,821,124
Deficit	(3,484,759)	(1,521,302)
Total stockholders’ equity (deficiency)	21,557,097	22,386,812
Total liabilities and stockholders’ equity (deficiency)	$22,913,780	$23,661,015

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018

Revenues	$–	$–

Costs of goods sold	–	–

Gross profit	–	–

General and administrative expense	1,873,662	52,404

Loss from operations	(1,873,662)	(52,404)

Interest expense	89,795	17,092
Net loss	$(1,963,457)	$(69,496)

Basic net loss per share:	$(0.02)	$(0.00)

Weighted average number of shares	86,990,400	61,414,000

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018

Common stock and paid-in capital
Balance, beginning of period	$23,908,114	$253,500
Common stock issued for services	1,048,312	–
Warrants and beneficial conversion feature issued in connection with convertible notes	85,430	–
Balance, end of period	25,041,856	253,500

Retained earnings
Balance, beginning of period	(1,521,302)	(1,072,876)
Net loss	(1,963,457)	(69,496)
Balance, end of period	(3,484,759)	(1,142,372)

Total stockholders’ equity (deficiency)	$21,557,097	$(888,872)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018

Operating activities
Net loss	$(1,963,457)	$(69,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	549,483	2,638
Amortization of beneficial conversion feature related to convertible notes	70,309	–
Stock based payment expense for consulting and compensation	1,131,290	–
Changes in operating assets and liabilities:
Increase and decrease in accounts payable	1,031	(3,619)
Decrease and increase in accrued wages	(27,013)	30,000
Increase in accrued interest	23,582	17,092
Increase in consulting fees charged to notes payable	–	5,000
Net cash used in operating activities	(214,775)	(18,385)

Financing activities
Proceeds from note payable	150,000	19,000
Net cash provided by financing activities	150,000	19,000

Net change in cash and cash equivalents	(64,775)	615
Cash and cash equivalents, beginning of period	167,095	390
Cash and cash equivalents, end of period	$102,320	$1,005

Noncash Investing and Financing Activities
Beneficial conversion feature related to convertible notes	$85,430	$–

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

(Unaudited)

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended October 31, 2019, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the year ended July 31, 2019, filed with the SEC on October 23, 2019.

1. Nature of Operations

The corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. The Company has significant assets in three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders. We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets. We plan to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third party research and development firms who specialize in the creation of our products to assist us in the development of our own products and we will apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our products are in late stage development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell in the United States.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible value, net of an appropriate allowance for doubtful accounts, which is adjusted as necessary based primarily on management's evaluation of customers' past credit history and known or estimated current financial condition, the Company's relationship with the customer, current economic conditions, the historical results of, and recent trends in, the Company's collection efforts. The Company manages credit risk by evaluating the credit worthiness of significant customers prior to extending credit and thereafter. Accordingly, accounts receivable and the related allowance are evaluated periodically for collectability.

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For each the three months ended October 31, 2019, and 2018, the Company recognized depreciation expense of $138.

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

Revenue recognition

The Company recognizes revenue when control is transferred to the customer. For products sold through direct sales representatives, control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements. Payment terms vary depending on the country of sale, type of customer, and type of product. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on relative standalone selling price. Shipping and handling is treated as a fulfillment activity rather than a promised service, and therefore, is not considered a performance obligation. Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue producing transaction and collected by the Company from customers (for example, sales, use, value added, and some excise taxes) are not included in revenue. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not adjust the transaction price for the time value of money. We are not currently selling or marketing any products, as our products are in late stage development and FDA clearance to market our products will be required in order to sell in the United States.

3. Impact of New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

The FASB issued ASU 2017-11, Earnings Per Share (Topic 260) effective for annual reporting periods beginning after December 15, 2018. The amendments update the change in the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and interim periods, with early adoption permitted. The Company adopted the standard as of August 1, 2019, which did not have a material impact on the Company’s financial statements and disclosures.

The FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, effective for annual reporting periods beginning after December 15, 2017 adopting this standard on its consolidated financial statements. The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the standard as of August 1, 2019, which did not have a material impact on the Company’s financial statements and disclosures.

The FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company adopted the standard as of August 1, 2019, which did not have a material impact on the Company’s financial statements and disclosures.

4. Intangible Assets – Patent and Distribution Rights

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

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

The Company purchased distribution rights to sell and distribute a new technology, CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. The product distribution rights are amortized over the life of the underlying patent. The acquisition cost of $18.75 million (Level 2) is valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition.  For the three months ended October 31, 2019 and 2018, the Company recognized amortization expense of $461,066 and $0, respectively.

The Company acquired the intellectual property, know-how and patents for an anti-choking, life-saving medical device from Dr. James De Luca (“De Luca”), inventor and Murdock Capital Partners (“MCP”). The asset is valued at $675,400 (Level 2), which includes the fair market value of $1.25 per share for the stock granted on the date of acquisition, as well as stock options granted valued at $0.84 per share based upon the Black-Scholes valuation model and a onetime cash payment totaling $250,000 that will be paid upon FDA clearance of the product. The payment is recorded as a contingent liability and, based upon an independent valuation of the patents (Level 3), at October 31, 2019, the Company determined payment has a fair market value of $144,000. The intellectual property, know-how and patents are being amortized over the life of the patents. For the three months ended October 31, 2019 and 2018, the Company recognized amortization expense of $17,789 and $0, respectively.

The Company acquired the patented chemical compound for a neurosteroid as part of the joint venture agreement with Prevacus, Inc. The acquisition cost of $3.73 million (Level 2) is being amortized over the life of the patent. The asset is valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition. The patents are being amortized over the life of the patents. For the three months ended October 31, 2019 and 2018, the Company recognized amortization expense of $67,991 and $0, respectively.

For the quarter ended October 31, 2019 the gross carrying amount of the intangible assets totaled $23,205,400 and accumulated amortization totaled $615,175 for a net amount of $22,590,225. Amortization expense recognized for the quarter ended October 31, 2019 and 2018 is $549,345 and $2,500, respectively. Patents are amortized over their useful lives with the weighted average years remaining of 10.46 with no residual value. Amortization is as follows over the next five years and thereafter:

For the quarter ending October 31, 2019	Patents
Year 1	$2,039,003
Year 2	2,034,003
Year 3	2,029,003
Year 4	2,029,003
Year 5	2,029,003
Thereafter	$12,430,212

5. Notes Payable

As of October 31, 2019, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2020, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of October 31, 2019, the note has a balance of $765,705. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Furthermore, the debt holder was issued a common stock warrant for 4 million shares at $0.25 per share with an expiration date of 90 days after the issuance, as consideration to the debt holder to agree to begin to convert portions of its loan to common stock pari passu with a new offering raise of investment at a minimum of $500,000. As of October 31, 2019, these warrants expired.

As of October 31, 2019, the Company has four additional convertible debt notes outstanding. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share or at a 10% discount to the closing price on the day of conversion, but not lower than $0.50 per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the loan and any interest accrued or convert the loan amount and any interest into shares of common stock. The debt holders were issued a common stock warrant equal to 10% of the note with a price of $1.50 per share and a term for one year from the investment date. At October 31, 2019, the notes have a balance of $127,670. Because the conversion feature met the criteria for characterization as a beneficial conversion feature, a portion of the proceeds, including warrants, of which $228,361 from the issuance of the notes are accounted for as attributable to the conversion feature.

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

On June 27, 2019, Odyssey entered into a Definitive Agreement with Dr. James De Luca, inventor and Murdock Capital Partners, advisors to De Luca, to acquire the intellectual property, know-how and patents for a life-saving medical device currently in development. The Company acquired intellectual property rights, namely, United States Letters Patent No. 7,559,921, entitled “Device for Removing a Lodged Mass” which issued on July 14, 2009 and which was reissued on June 2, 2015 and received U.S. Reissue Patent No. Re 45,535 and United States Patent Number 8,454,624 also entitled “Device for Removing a Lodged Mass” which was issued on June 4, 2013. As consideration for the patent and intellectual property, the Company granted stock options totaling 600,000 shares of the Company’s stock, vesting on certain milestones. The options will be split between De Luca and MCP. The Company also granted De Luca, 20,000 common shares. A onetime cash payment totaling $250,000 will be paid to Deluca and MCP upon FDA clearance of the product. The payment is recorded as a contingent liability and, based upon an independent valuation of the patents, at October 31, 2019, the payment has a fair market value of $144,000.

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

On August 15, 2019, the Company amended its agreement with its financial consultant to included monthly payments of $5,000 and 200,000 stock options to be granted stock in accordance with the mutual agreement of the Board’s compensation committee. As of October 31, 2019, the stock options have not been issued.

On August 20, 2019, the Company entered into a consulting agreement for research and development associated with the CardioMap®. The consultant will receive monthly payments of $5,000 and 2.0 million stock options, vesting upon certain milestone achievements.

On August 28, 2019, Mr. Jeff Conroy joined the Board of Odyssey as an independent director. On September 20, 2019, Mr. Jerry Casey joined the Board of Odyssey as an independent director. On October 23, 2019, Mr. John Gandolfo joined the Board of Odyssey as an independent director and has been elected chair of the audit committee. All Directors are compensated with stock in accordance with the mutual agreement of the Board’s compensation committee. As of October 31, 2019, the Company recognized $1,050,813 in board expense.

9. Income Taxes

We expect to file income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which we operate and are currently not under examination. As of October 31, 2019, and July 31, 2019, the Company had net deferred tax assets of $672,573 and $260,247 consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. Our effective tax rate for the three months ended October 31, 2019 and 2018 was 21%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 10), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

10. Going Concern

We have a deficit of $3,484,759 as of October 31, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at October 31, 2019, of $102,320, may not provide enough working capital to meet our current operating expenses through December 6, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by December 6, 2020, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

11. Related Party Transactions

The Company has a common officer with Green Energy Alternatives, Inc. As of October 31, 2019, and 2018, Green Energy Alternatives, Inc. held 5.3 million shares of the Company’s common stock.

12. Subsequent Events

We have evaluated subsequent events and, except for the transaction described below, there were no other events relative to the financial statements that require additional disclosure.

On November 25, 2019, the Company was upgraded by the OTC Markets from the OTC Over the Counter Pink Sheets to the OTCQB® Venture Market. The OTCQB® is for entrepreneurial and development stage U.S. and international companies and will allow access for the Company’s stock to be traded.

The Company entered into a corporate development, investor relations and advisory agreement. The agreement is for twelve (12) months commencing on December 1, 2019 and provides for a monthly cash fee, provided the Company has sufficient funds to pay. Fees will accrue until the Company has $250,000, and then all accrued compensation will be paid. Upon mutual agreement, the accrued cash fee may be converted into equity at an agreed upon price per share. In addition, the Company will issue 200,000 shares of common stock, 50,000 shares vesting quarterly, beginning December 1, 2019.

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

Overview

We have a deficit of $3,484,759 as of October 31, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $102,320 available at October 31, 2019, may not provide enough working capital to meet our current operating expenses through December 6, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by December 6, 2020, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the quarters ended October 31, 2019 and 2018. The Company has an operating deficit of $3,484,759 as of October 31, 2019. The operating deficit indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

For the three months ended October 31, 2019 and 2018, the Company did not have sales. We are not currently selling or marketing any products, as our products are in late stage development and FDA clearance or approval to market our products will be required in order to sell in the United States.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the products we purchase for resale.

The Company did not have sales for the three months ended October 31, 2019 and 2018, and accordingly, there were no cost of goods sold for the respective periods.

Gross Profit and Gross Margin

For the three months ended October 31, 2019 and 2018, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses increased by $1,821,258 or 3,475.42%, from $52,404 for the three months ended October 31, 2018, to $1,873,662,for the three months ended October 31, 2019. The increase was primarily due to an increase in board stock expense of $1,050,813, amortization expense of $546,845, consulting fees of $132,107, research and development, marketing general administrative expenses of $86,777.

Interest Expense

Interest expense was $89,795 for the three months ended October 31, 2019 compared to interest expense of $17,092 for the three months ended October 31, 2018. The increase in interest expense for the three months ended October 31, is attributed to the increased balance of notes payable due and the amortization of debt discounts.

Net Loss

Net loss increased $1,893,962 or 2725.30% from a loss of $69,496 for the three months ended October 31, 2018, to a net loss of $1,963,457 for the three months ended October 31, 2019, primarily as a result of the increased operating expense of $1,821,258 and interest expense of $72,703.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the quarters ended October 31, 2019 and 2018 as presented below:

	Three Months Ended October 31,
	2019	2018

Net cash used in operating activities	$(214,775)	$(18,385)
Net cash provided by financing activities	$150,000	$19,000

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. In 2018 and 2019, we increased our borrowings on notes payable to fund operations. As of October 31, 2019, and July 31, 2019, the notes have a balance of $893,375 and $784,913, respectively. As of October 31, 2019, we had cash of $102,320. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

As of October 31, 2019, the Company has a note payable that is subject to periodic payments that come due based on sales. The note fully matures in January 2020, bears interest at 12.5% annually, and the remaining unpaid balance is convertible upon maturity at the holder’s option into shares of common stock at a conversion price fixed at $0.01 per share. As of October 31, 2019, the note has a balance of $765,705. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. Furthermore, the debt holder was issued a common stock warrant for 4 million shares at $0.25 per share with an expiration date of 90 days after the issuance, as consideration to the debt holder to agree to begin to convert portions of its loan to common stock pari passu with a new offering raise of investment at a minimum of $500,000. As of October 31, 2019, these warrants expired.

As of October 31, 2019, the Company has four additional convertible debt notes outstanding. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share or at a 10% discount to the closing price on the day of conversion, but not lower than $0.50 per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the loan and any interest accrued or convert the loan amount and any interest into shares of common stock. The debt holders were issued a common stock warrant equal to 10% of the note with a price of $1.50 per share and a term for one year from the investment date. At October 31, 2019, the notes have a balance of $127,670. Because the conversion feature met the criteria for characterization as a beneficial conversion feature, a portion of the proceeds, including warrants, of $228,362 from the issuance of the notes are accounted for as attributable to the conversion feature.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation and considering the material weakness in internal control over financial reporting reported in Item 9A of the Annual Report on Form 10-K for the year ended July 31, 2019, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2019.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 management identified the following material weaknesses in internal control over financial reporting:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We did not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

In light of the material weakness described above, as of October 31, 2019, prior to the filing of this Form 10-Q for the period ended October 31, 2019, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

We are committed to improving the internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until there are sufficient personnel, and (3) we have formed an audit committee, which is in the process of evaluating our system of internal controls.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2019, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended July 31, 2019, as so updated. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, future results or prospects.

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

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Default on Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 6, 2019.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	December 6, 2019
Joseph Michael Redmond	(Principal Executive Officer)

