Form 10-Q
period 2020-01-31
Odyssey Group International, Inc.
filed 2020-03-12
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

87,190,400 shares of common stock, par value $.001 per share, outstanding as of March 12, 2020.

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended January 31, 2020

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	January 31, 2020	July 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,759	$167,095
Prepaid expenses	295,129	302,833
Loan receivable	–	50,000
Total current assets	297,888	519,928
Property and equipment, net	1,241	1,517
Intangible assets, net	22,042,061	23,139,570
Total assets	$22,341,190	$23,661,015

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$30,128	$47,743
Accrued wages	310,134	297,547
Contingent liability	144,000	144,000
Notes payable, including accrued interest	994,566	784,913
Total liabilities	1,478,828	1,274,203
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 87,190,400 and 86,990,400 issued and outstanding	87,190	86,990
Additional paid-in capital	25,406,541	23,821,124
Deficit	(4,631,369)	(1,521,302)
Total stockholders’ equity (deficiency)	20,862,362	22,386,812
Total liabilities and stockholders’ equity (deficiency)	$22,341,190	$23,661,015

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Revenues	$–	$–	$–	$–

Costs of goods sold	–	–	–	–

Gross profit	–	–	–	–

General and administrative expense	1,045,419	89,763	2,914,985	142,167

Loss from operations	(1,045,419)	(89,763)	(2,914,985)	(142,167)

Interest expense	(101,191)	(16,709)	(195,082)	(33,801)
Net loss	$(1,146,610)	$(106,472)	$(3,110,067)	$(175,968)

Basic net loss per share:	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of shares	87,123,009	64,703,372	87,167,772	63,058,686

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Common stock and paid-in capital
Balance, beginning of period	$25,041,856	$253,500	$23,908,114	$253,500
Common stock issued for services	451,875	–	1,500,187	–
Warrants and beneficial conversion feature issued in connection with convertible notes	–	–	85,430	–
Note payable converted to common stock	–	25,314	–	25,314
Common stock issued for compensation	–	47,000	–	47,000
Balance, end of period	25,493,731	325,814	25,493,731	325,814

Retained earnings
Balance, beginning of period	(3,484,759)	(1,142,373)	(1,521,302)	(1,072,877)
Net loss	(1,146,610)	(106,472)	(3,110,067)	(175,968)
Balance, end of period	(4,631,369)	(1,248,845)	(4,631,369)	(1,248,845)

Total stockholders’ equity (deficiency)	$20,862,362	$(923,031)	$20,862,362	$(923,031)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended
	2020	2019
Operating activities
Net loss	$(3,110,067)	$(175,968)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	1,097,786	5,276
Amortization of beneficial conversion feature related to convertible notes	138,422	–
Stock based payment expense for consulting and compensation	1,500,187	47,000
Changes in operating assets and liabilities:
Increase in other current assets	7,704	–
(Decrease)/increase in accounts payable	(17,615)	2,380
Increase in accrued wages	12,587	60,000
Increase in consulting fees charged to notes payable	–	8,750
Increase in accrued interest	56,660	33,801
Net cash used in operating activities	(314,336)	(18,761)

Financing activities
Proceeds from notes payable	150,000	19,000
Net cash provided by financing activities	150,000	19,000

Net change in cash and cash equivalents	(164,336)	239
Cash and cash equivalents, beginning of period	167,095	390
Cash and cash equivalents, end of period	$2,759	$629

Noncash transactions:
Beneficial conversion feature related to convertible notes	$85,430	$–
Notes payable converted to common stock	–	25,314

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

(Unaudited)

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended January 31, 2020, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the year ended July 31, 2019, filed with the SEC on October 23,2019.

1. Nature of Operations

The corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have clinical utility and will generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. The Company has significant assets in three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders. We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets. We plan to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third party research and development firms who specialize in the creation of our products to assist us in the development of our own products and we will apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our products are in development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell in the United States.

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

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For each the six months ended January 31, 2020, and 2019, the Company recognized depreciation expense of $276.

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

The Company purchased distribution rights to sell and distribute a new technology, CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. The product distribution rights are amortized over the life of the underlying patent. The acquisition cost of $18.75 million (Level 2) is valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition.  For the six months ended January 31, 2020 and 2019, the Company recognized amortization expense of $927,131 and $5,000, respectively.

The Company acquired the intellectual property, know-how and patents for an anti-choking, life-saving medical device from Dr. James De Luca (“De Luca”), inventor and Murdock Capital Partners (“MCP”). The asset is valued at $675,400 (Level 2), which includes the fair market value of $1.25 per share for the stock granted on the date of acquisition, as well as stock options granted valued at $0.84 per share based upon the Black-Scholes valuation model and a onetime cash payment totaling $250,000 that will be paid upon FDA clearance of the product. The payment is recorded as a contingent liability and, based upon an independent valuation of the patents (Level 3), at January 31, 2020, the Company determined payment has a fair market value of $144,000. The intellectual property, know-how and patents are being amortized over the life of the patents. For the six months ended January 31, 2020 and 2019, the Company recognized amortization expense of $34,397 and $0, respectively.

The Company acquired the patented chemical compound for a neurosteroid as part of the joint venture agreement with Prevacus, Inc. The acquisition cost of $3.73 million (Level 2) is being amortized over the life of the patent. The asset is valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition. The patents are being amortized over the life of the patents. For the six months ended January 31, 2020 and 2019, the Company recognized amortization expense of $135,982 and $0, respectively.

For the six months ended January 31, 2020 the gross carrying amount of the intangible assets totaled $23,205,400 and accumulated amortization totaled $1,163,339 for a net amount of $22,042,061. Amortization expense recognized for the six months ended January 31, 2020 and 2019 is $1,097,510 and $5,000, respectively. Patents are amortized over their useful lives with the weighted average years remaining of 9.81 with no residual value. Amortization is as follows over the next five years and thereafter:

Quarter ending January 31, 2020	Patents
Year 1	$2,039,003
Year 2	2,034,003
Year 3	2,029,003
Year 4	2,029,003
Year 5	2,029,003
Thereafter	11,882,048

5. Notes Payable

The Company has a note payable that is subject to conversion upon an equity financing in the Company. As of January 31, 2020, the note has a balance of $783,783, and bears interest at 12.5% per annum. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. The Company issued the debt holder a common stock warrant for 4 million shares at $0.25 per share which expired on July 15, 2018.

As of January 31, 2020, the Company has four additional convertible debt notes outstanding with a balance of $210,783. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share or at a 10% discount to the closing price on the day of conversion, but not lower than $0.50 per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the loan and any interest accrued or convert the loan amount and any interest into shares of common stock. The debt holders were issued a common stock warrant equal to 10% of the note with a price of $1.50 per share and a term for one year from the investment date. Because the conversion feature met the criteria for characterization as a beneficial conversion feature, a portion of the proceeds, including warrants, of which $151,491 from the issuance of the notes are accounted for as attributable to the conversion feature.

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

On June 27, 2019, Odyssey entered into a Definitive Agreement with Prevacus to form a Joint Venture relating to the development of a neurosteroid for treating two orphan disorders, ALS and Niemann Picks disease. Prevacus will contribute to the JV, the chemical compound and Odyssey will be responsible for funding the JV through Phase One clinical trials. The JV company will own the patents. Each party will own the JV company equally. In addition to the JV, the two companies have entered into a share exchange agreement whereby Prevacus will receive three million shares of Odyssey common stock and Odyssey will receive one million shares of Prevacus stock. The chemical compound for the neurosteroid being developed has issued patents, and as consideration for the patented compound, Odyssey issued Prevacus two million shares of its common stock. As part of the Agreement, Dr. Jacob Vanlandingham Ph.D., CEO of Prevacus, was issued one million shares of the Company’s common stock. The Company allocated 984,000 shares to the acquisition of the patent and 16,000 shares were allocated to Dr. Vanlandingham as a Director of the Company.

On June 27, 2019, Odyssey entered into a Definitive Agreement with Dr. James De Luca, inventor and Murdock Capital Partners, advisors to De Luca, to acquire the intellectual property, know-how and patents for a life-saving medical device currently in development. The Company acquired intellectual property rights, namely, United States Letters Patent No. 7,559,921, entitled “Device for Removing a Lodged Mass” which issued on July 14, 2009 and which was reissued on June 2, 2015 and received U.S. Reissue Patent No. Re 45,535 and United States Patent Number 8,454,624 also entitled “Device for Removing a Lodged Mass” which was issued on June 4, 2013. As consideration for the patent and intellectual property, the Company granted stock options totaling 600,000 shares of the Company’s stock, vesting on certain milestones. The options will be split between De Luca and MCP. The Company also granted De Luca, 20,000 common shares. A onetime cash payment totaling $250,000 will be paid to De Luca and MCP upon FDA clearance of the product. The payment is recorded as a contingent liability and, based upon an independent valuation of the patents, at January 31, 2020, the payment has a fair market value of $144,000.

On December, 1, 2019, the Company entered into a corporate development, investor relations and advisory agreement. The agreement is for twelve (12) months commencing on December 1, 2019 and provides for a monthly cash fee, provided the Company has sufficient funds to pay. Fees accrue until the Company has $250,000, and then all accrued and earned compensation up to $30,000 will be paid. Upon mutual agreement, the accrued cash fee may be converted into equity at an agreed upon price per share. In addition, the Company will issue 200,000 shares of common stock, 50,000 shares vesting quarterly, beginning December 1, 2019.

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

On August 15, 2019, the Company amended its agreement with its financial consultant to included monthly payments of $5,000 and 200,000 stock options to be granted stock in accordance with the mutual agreement of the Board’s compensation committee. As of January 31, 2020, the stock options have not been issued.

On August 20, 2019, the Company entered into a consulting agreement for research and development associated with the CardioMap®. The consultant will receive monthly payments of $5,000 and 2.0 million stock options, vesting upon certain milestone achievements. As of January 31, 2020, the stock options have not been issued.

On August 28, 2019, Mr. Jeff Conroy joined the Board of Odyssey as an independent director. On September 20, 2019, Mr. Jerry Casey joined the Board of Odyssey as an independent director. On October 23, 2019, Mr. John Gandolfo joined the Board of Odyssey as an independent director and has been elected chair of the audit committee. All Directors are compensated with stock in accordance with the mutual agreement of the Board’s compensation committee. As of January 31, 2020, the Company recognized $1,235,187 in board compensation expense.

9. Income Taxes

We expect to file income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which we operate and are currently not under examination. As of January 31, 2020, and July 31, 2019, the Company had net deferred tax assets of $913,361 and $260,247, respectively, consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. Our effective tax rate for the six months ended January 31, 2020 and 2019 was 21%. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 10), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

10. Going Concern

We have a deficit of $4,631,369 as of January 31, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at January 31, 2020, of $2,759, may not provide enough working capital to meet our current operating expenses through March 12, 2021, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by March 12, 2021, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

11. Related Party Transactions

The Company has a common officer with Green Energy Alternatives, Inc. As of January 31, 2020, and 2019, Green Energy Alternatives, Inc. held 5.3 million shares of the Company’s common stock.

12. Subsequent Events

We have evaluated subsequent events and, except for the transactions described below, there were no other events relative to the financial statements that require additional disclosure.

On February 5, 2020, the Company entered into a consulting agreement with the appointment of Mike Contarino as head of Product Development. Mr. Contarino will receive monthly payments of $2,500 and 50,000 restricted stock units vesting over time.

On February 19, 2020, the Company and Prevacus, Inc. amended the Master Agreement for a Joint Venture and Intellectual Property Purchase Agreement, dated June 26, 2019, to extend the timing of the formation of the Joint Venture to April 19, 2020.

On February 19, 2020, February 26, 2020, March 2, 2020 and March 3, 2020, the Company entered into five convertible note payables for a total of $150,000. The notes bear interest at 7.0% annually and mature automatically. The entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless converted into shares of capital stock of the Company at one dollar ($1.00) per share or at a 10% discount to the market price on the date of conversion, but not less than eighty cents ($0.80) per share. Warrants equal to 10% of the shares purchased were issued to the note holders. The price of the warrant is $1.50 per share and the term is for one year from the investment date.

On February 28, 2020, the Company entered into an agreement with Majic LLC, which specializes in Systems Engineering of medical devices integrating software, hardware, regulatory and manufacturing to ensure consistent quality in high volume production. Majic will implement its Systems Engineering approach to assist Odyssey on both CardioMap and Save a Life choking rescue device, to ensure the products are integrated properly and address all regulatory requirements. The agreement calls for fees to be paid on a time and material basis.

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

Overview

We have a deficit of $4,631,369 as of January 31, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $2,759 available at January 31, 2020, may not provide enough working capital to meet our current operating expenses through March 12, 2021, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by March 12, 2021, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the quarters ended January 31, 2020 and 2019. The Company has an operating deficit of $4,631,369 as of January 31, 2020. The operating deficit indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

For the six months ended January 31, 2020 and 2019, the Company did not have sales. We are not currently selling or marketing any products, as our products are in late stage development and FDA clearance or approval to market our products will be required in order to sell in the United States.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the products we purchase for resale.

The Company did not have sales for the six months ended January 31, 2020 and 2019, and accordingly, there were no cost of goods sold for the respective periods.

Gross Profit and Gross Margin

For the six months ended January 31, 2020 and 2019, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses increased $955,656 or 1,064.6% and $2,772,818 or 1,950.4%, respectively, in the three and six-month periods ended January 31, 2019 compared to the same periods of 2019. The increase in the three and six-months ended was primarily due to $192,911 or 1,978.6% and $325,018 or 1,566.4%, respectively, increase in legal and professional fees, $184,375 or 100% and $1,235,187 or 100%, respectively, increase board stock expense and $545,665 or 21,826.6% and $1,092,510 or 21,850.2%, respectively, increase in amortization expense related to license and development agreements.

Interest expense

Interest expense was $101,191 and $16,709 for the three months ended January 31, 2020 and 2019, and $195,082 and $33,801 for the six-months ended January 31, 2020 and 2019. The increase in interest expense for the three and six-month periods ended January 31, 2020, is attributed to the increased balance of notes payable due and the amortization of debt discounts.

Net Loss

Net loss increased $1,040,137 or 976.9% and $2,934,099 or 1,667.4%, respectively, in the three and six-month periods ended January 31, 2020 compared to the same periods of 2019, primarily as a result of the increased in operating and interest expense.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the quarters ended January 31, 2020 and 2019 as presented below:

	Six Months Ended
	January 31,
	2020	2019

Net cash used in operating activities	$(314,336)	$(18,761)
Net cash provided by financing activities	$150,000	$19,000

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. In 2018 and 2019, we increased our borrowings on notes payable to fund operations. As of January 31, 2020, and July 31, 2019, the notes have a balance of $994,566 and $784,913, respectively. As of January 31, 2020, we had cash of $2,759. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

The Company has a note payable that is subject to conversion upon an equity financing in the Company. As of January 31, 2020, the note has a balance of $783,783, and bears interest at 12.5% per annum. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. The Company issued the debt holder a common stock warrant for 4 million shares at $0.25 per share which expired on July 15, 2018.

As of January 31, 2020, the Company has four additional convertible debt notes outstanding with a balance of $210,783. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share or at a 10% discount to the closing price on the day of conversion, but not lower than $0.50 per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the loan and any interest accrued or convert the loan amount and any interest into shares of common stock. The debt holders were issued a common stock warrant equal to 10% of the note with a price of $1.50 per share and a term for one year from the investment date. Because the conversion feature met the criteria for characterization as a beneficial conversion feature, a portion of the proceeds, including warrants, of which $151,491 from the issuance of the notes are accounted for as attributable to the conversion feature.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation and considering the material weakness in internal control over financial reporting reported in Item 9A of the Annual Report on Form 10-K for the year ended July 31, 2019, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2020.

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

In light of the material weakness described above, as of January 31, 2020, prior to the filing of this Form 10-Q for the period ended January 31, 2020, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the six months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue and income potential are unproven, and the business model of Odyssey is new. Our new business model is based on a variety of assumptions based on a growing trend in the Health Care Systems in the United States and many other countries, where we are seeing a movement towards preventative medicine that is directly decreasing general health care costs. The CardioMap®, through its screening and predictive values, is a tool that might be implemented in this preventative approach. Considering heart disease-caused deaths are still the number one cause of death and one of the most important health care costs factors, the CardioMap® device has potential value in any medical practice. The CardioMap will require a 510k clearance from the FDA. Once FDA cleared, it could be an ideal device allowing insurance companies to cut costs through early diagnostic and preventative care. These assumptions may not reflect the business and market conditions we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable.

The Save a Life choking rescue device is in the concept phase. A prototype will be developed and tested. Currently the device is un-proven for commercial use. Further development is required, and the final product will require 510k clearance from the FDA .

The drug compound being developed by Prevacus under the joint venture with the Company is in early stage animal testing. The drug will require extensive testing and clinical trials before it is commercialized. There is no guarantee that the drug will be approved for commercial use.

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

Our financial position, liquidity and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include:

•	obtaining the required regulatory clearances from the FDA;

•	successful sales through indirect sales distribution;

•	Transition successfully to a third part manufacturer;

•	continued investment in technology to support operating efficiency; and

•	continued access to significant funding and liquidity sources.

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

We will rely on third parties to manufacture our products.

The Company does not plan to manufacture our products. Manufacturing will be outsourced to third party manufacturers. There is no assurance that these manufacturers will be successful. It is possible to have manufacturing defects or delays.

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 12, 2020.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	March 12, 2020
Joseph Michael Redmond	(Principal Executive Officer)

