Form 10-Q
period 2020-04-30
Odyssey Group International, Inc.
filed 2020-06-04
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

87,170,400 shares of common stock, par value $.001 per share, outstanding as of June 4, 2020.

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended April 30, 2020

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	April 30, 2020	July 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,642	$167,095
Prepaid expenses	143,902	302,833
Loan receivable	100,000	50,000
Total current assets	270,544	519,928
Property and equipment, net	1,103	1,517
Intangible assets, net	21,493,896	23,139,570
Total assets	$21,765,543	$23,661,015
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$64,916	$47,743
Accrued wages	314,946	297,547
Contingent liability	144,000	144,000
Notes payable, including accrued interest	1,127,551	784,913
Total liabilities	1,651,413	1,274,203
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 87,170,400 and 86,990,400 issued and outstanding	87,190	86,990
Additional paid-in capital	26,534,968	23,821,124
Deficit	(6,508,028)	(1,521,302)
Total stockholders’ equity (deficiency)	20,114,130	22,386,812
Total liabilities and stockholders’ equity (deficiency)	$21,765,543	$23,661,015

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Revenues	$–	$–	$–	$–

Costs of goods sold	–	–	–	–

Gross profit	–	–	–	–

General and administrative expense	1,745,049	45,189	4,660,034	187,356

Loss from operations	(1,745,049)	(45,189)	(4,660,034)	(187,356)

Interest expense	(131,610)	(17,580)	(326,692)	(51,381)
Net loss	$(1,876,659)	$(62,769)	$(4,986,726)	$(238,737)

Basic net loss per share:	$(0.02)	$(0.00)	$(0.06)	$(0.00)

Weighted average number of shares	87,170,622	68,660,007	87,113,296	64,858,269

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Common stock and paid-in capital
Balance, beginning of period	$25,493,732	$325,814	$23,908,113	$253,500

Common stock issued for services	878,426	6,000	2,378,615	6,000

Warrants and beneficial conversion feature issued in connection with convertible notes	250,000	–	335,430	–
Note payable converted to common stock	–	–	–	25,314
Common stock issued for compensation	–	–	–	47,000
Balance, end of period	26,622,158	331,814	26,622,158	331,814

Retained earnings
Balance, beginning of period	(4,631,369)	(1,248,845)	(1,521,302)	(1,072,877)
Net loss	(1,876,659)	(62,769)	(4,986,726)	(238,737)
Balance, end of period	(6,508,028)	(1,311,614)	(6,508,028)	(1,311,614)

Total stockholders’ equity (deficiency)	$20,114,130	$(979,800)	$20,114,130	$(979,800)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	2020	2019
Operating activities
Net loss	$(4,986,726)	$(238,737)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	1,646,089	7,914
Amortization of beneficial conversion feature related to convertible notes	352,384	–
Stock based payment expense for consulting and compensation	2,378,615	47,000
Change in operating assets and liabilities:
Decrease in other current assets	158,932	–
Increase/(decrease) in accounts payable	17,173	(14,420)
Increase in accrued wages	17,399	90,000
Increase in consulting fees charged to notes payable	–	8,750
Increase in accrued interest	75,681	51,381
Net cash used in operating activities	(340,453)	(48,112)

Financing activities
Proceeds from notes payable	200,000	48,050
Net cash provided by financing activities	200,000	48,050

Net change in cash	(140,453)	(62)
Cash, beginning of period	167,095	390

Cash, end of period	$26,642	$328

Noncash transactions:
Common stock issued for consulting services	–	6,000
Note payable converted to common stock	–	25,314
Beneficial conversion feature related to convertible notes	335,430	–
Note receivable related to a note payable	100,000	–

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

(Unaudited)

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended April 30, 2020, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the year ended July 31, 2019, filed with the SEC on October 23,2019.

1. Nature of Operations

The corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have clinical utility and will generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. The Company has assets in three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders. We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets. We plan to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third party research and development firms who specialize in the creation of our products to assist us in the development of our own products and we will apply for trademarks and patents once we have developed proprietary products. We are not currently selling or marketing any products, as our products are in development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell in the United States.

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

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For each the nine months ended April 30, 2020, and 2019, the Company recognized depreciation expense of $414.

Intangible assets, net

Intangible assets (Note 4) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. There were no events or changes in circumstances that would indicate a possible impairment as of April 30, 2020.

Beneficial Conversion Feature of convertible notes payable

The Beneficial Conversion Feature (“BCF”) of a convertible note (Note 5) is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded upon the occurrence of the event.

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

Revenue recognition

The Company recognizes revenue when control is transferred to the customer. For products sold through direct sales representatives, control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements. Payment terms vary depending on the country of sale, type of customer, and type of product. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on relative standalone selling price. Shipping and handling is treated as a fulfillment activity rather than a promised service, and therefore, is not considered a performance obligation. Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue producing transaction and collected by the Company from customers (for example, sales, use, value added, and some excise taxes) are not included in revenue. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not adjust the transaction price for the time value of money. We are not currently selling or marketing any products, as our products are in development and FDA clearance to market our products will be required in order to sell in the United States.

Stock based compensation

We recognize compensation expense for all restricted stock and stock option awards made to employees, directors and independent contractors. The fair value of restricted stock is measured using the grant date trading price of our stock. The fair value of stock option awards (Note 7) is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk free interest rate, expected dividends and projected stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate stock option exercise behavior based on assumptions regarding future exercise activity of unexercised, outstanding options.

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

The Company purchased distribution rights to sell and distribute a new technology, CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. The product distribution rights are amortized over the life of the underlying patent. The acquisition cost of $18.75 million (Level 2) is valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition. For the nine months ended April 30, 2020 and 2019, the Company recognized amortization expense for distribution rights of $1,390,697 and $7,500, respectively.

The Company acquired the intellectual property, know-how and patents for an anti-choking, life-saving medical device from Dr. James De Luca (“De Luca”), inventor and Murdock Capital Partners (“MCP”). The asset is valued at $675,400 (Level 2), which includes the fair market value of $1.25 per share for the stock granted on the date of acquisition, as well as stock options granted valued at $0.84 per share based upon the Black-Scholes valuation model and a onetime cash payment totaling $250,000 that will be paid upon FDA clearance of the product. The payment is recorded as a contingent liability and, based upon an independent valuation of the patents (Level 3), at April 30, 2020, the Company determined payment has a fair market value of $144,000. The intellectual property, know-how and patents are being amortized over the life of the patents. For the nine months ended April 30, 2020 and 2019, the Company recognized amortization expense of $51,005 and $0, respectively.

The Company acquired the patented chemical compound for a neurosteroid as part of the joint venture agreement with Prevacus, Inc (“Prevacus”). The acquisition cost of $3.73 million (Level 2) is being amortized over the life of the patent. The asset is valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition. The patents are being amortized over the life of the patents. For the nine months ended April 30, 2020 and 2019, the Company recognized amortization expense of $203,973 and $0, respectively.

For the nine months ended April 30, 2020 the gross carrying amount of the intangible assets totaled $23,205,400 and accumulated amortization totaled $1,711,505 for a net amount of $21,493,895. Amortization expense recognized for the nine months ended April 30, 2020 and 2019 is $1,645,675 and $7,500, respectively. Patents are amortized over their useful lives with the weighted average years remaining of 9.74 with no residual value. Amortization is as follows over the next five years and thereafter:

Quarter ending April 30,	Patents
Year 1	$2,039,003
Year 2	2,034,003
Year 3	2,029,003
Year 4	2,029,003
Year 5	2,029,003
Thereafter	11,333,882

5. Notes Payable

The Company has a note payable that is subject to conversion upon an equity financing in the Company. As of April 30, 2020, the note has a balance of $803,336, which includes accrued interest totaling $223,469, and bears interest at 12.5% per annum. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. The Company issued the debt holder a common stock warrant for 4 million shares at $0.25 per share which expired on July 15, 2018.

As of April 30, 2020, the Company has ten additional convertible debt notes outstanding with a balance of $324,215, which includes accrued interest totaling $20,500. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share or at a 10% discount to the closing price on the day of conversion, but not lower than $0.80 per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the loan and any interest accrued or convert the loan amount and any interest into shares of common stock. The debt holders were issued a common stock warrant equal to 10% of the note with a price of $1.50 per share and a term for one year from the investment date. The investors are sophisticated and represented in writing that they were each an accredited investor and acquired the securities for their own account for investment purposes. The Company does not have any relationship with the investors in the notes other than the convertible notes payable. Because the conversion feature met the criteria for characterization as a beneficial conversion feature, a portion of the proceeds, including warrants, totaling $296,285, from the issuance of the notes, are accounted for as attributable to the conversion feature. The intrinsic value of convertible debt notes issued during the current quarter exceeded the proceeds in the amount of $250,000; however, the amount of the debt discount is limited to the investment. Each of the warrants and beneficial conversion features are amortized over the term (one year) from issuance.

6. Common Stock

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

On June 27, 2019, Odyssey entered into a Definitive Agreement with Dr. James De Luca, inventor and Murdock Capital Partners, advisors to De Luca, to acquire the intellectual property, know-how and patents for a life-saving medical device currently in development. The Company acquired intellectual property rights, namely, United States Letters Patent No. 7,559,921, entitled “Device for Removing a Lodged Mass” which issued on July 14, 2009 and which was reissued on June 2, 2015 and received U.S. Reissue Patent No. Re 45,535 and United States Patent Number 8,454,624 also entitled “Device for Removing a Lodged Mass” which was issued on June 4, 2013. As consideration for the patent and intellectual property, the Company granted stock options totaling 600,000 shares of the Company’s stock, vesting on certain milestones. The options will be split between De Luca and MCP. The Company also granted De Luca, 20,000 common shares. A onetime cash payment totaling $250,000 will be paid to De Luca and MCP upon FDA clearance of the product. The payment is recorded as a contingent liability and, based upon an independent valuation of the patents, at April 30, 2020, the payment has a fair market value of $144,000.

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

7. Stock Based Compensation

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

On August 15, 2019, the Company amended its agreement with its financial consultant to included monthly payments of $5,000 and 200,000 restricted stock options to be granted in accordance with the mutual agreement of the Board’s compensation committee. As of April 30, 2020, restricted stock options have been issued and with vesting 50% vesting one year from signing

On August 20, 2019, the Company entered into a consulting agreement for research and development associated with the CardioMap®. The consultant will receive monthly payments of $5,000, and 2.0 million stock options, vesting upon certain milestone achievements. As of April 30, 2020, the stock options have not been issued.

On August 28, 2019, Mr. Jeff Conroy joined the Board of Odyssey as an independent director. On September 20, 2019, Mr. Jerry Casey joined the Board of Odyssey as an independent director. On October 23, 2019, Mr. John Gandolfo joined the Board of Odyssey as an independent director and has been elected chair of the audit committee. All Directors are compensated with stock in accordance with the mutual agreement of the Board’s compensation committee. As of April 30, 2020, the Company recognized $1,419,562 in board compensation expense.

On January 10, 2020, the Company entered into a consulting agreement with a design group for the development of the Save A Life anti-choking device. The consultant will receive payments based on actual work performed and 50,000 stock options, vesting 50% on signing and 50% one year from signing. The stock options were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility 48%, risk free interest rate 1.53%, expected life (years) 5.00 and 0% dividend yield.

8. Income Taxes

We have filed income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which we operate and are currently not under examination. As of April 30, 2020, and July 31, 2019, the Company had net deferred tax assets of $2,665,449 and $260,247, respectively, consisting of net operating loss carryforwards that expire in 2035 net of an effective offsetting valuation allowance of 100%. Our effective tax rate for the nine months ended April 30, 2020 and 2019 was 0%, which differs from the statutory rate of 21% due to the valuation allowance. The Company has established the valuation allowance because due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 10), it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period.

9. Going Concern

We have a deficit of $6,508,028 as of April 30, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at April 30, 2020, of $26,642, may not provide enough working capital to meet our current operating expenses through June 4, 2021, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

Additionally, as the novel coronavirus (“COVID-19”) pandemic continues to severely impact the U.S. and global economy, our business may be impacted in a variety of ways. Political, legal or regulatory actions as a result of the COVID-19 pandemic in jurisdictions where we may plan to manufacture, source or distribute products have created supply disruptions which could affect our plans, and may cause additional supply disruptions or shortages in the future. We cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions. For example, several countries, including India and China, have increased or instituted new restrictions on the export of medical or pharmaceutical products that we distribute or use in our businesses, including key components or raw materials. Governmental authorities in many countries, including the U.S., are enacting legislative or regulatory changes to address the impact of the pandemic, which may restrict or require changes in our operations, increase our costs, or otherwise adversely affect our operations.

If we are unable to raise additional capital by June 4, 2021, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about the Company’s ability to continue as a going concern.

10. Related Party Transactions

The Company has a common officer with Green Energy Alternatives, Inc. As of April 30, 2020, and 2019, Green Energy Alternatives, Inc. held 5.3 million shares of the Company’s common stock.

11. Subsequent Events

The Company’s management evaluates subsequent events through the date of issuance of the financial statements. Except for the transactions described below, there were no other events relative to the financial statements that require adjustment to or additional disclosure.

The Company entered into convertible promissory note agreements (“Notes”) on May 14, 2020 and May 19, 2020 with effective dates of May 5, 2020, May 6, 2020, and May 8, 2020, with accredited investors for an aggregate total of $95,000. The investors are sophisticated and represented in writing that they were each an accredited investor and acquired the securities for their own account for investment purposes. The Company does not have any relationship with the investors in the Notes other than the Notes. The Notes bear interest at 7.0% annually and are convertible, at the option of the holder or Company, into shares of common stock of the Company at one dollar ($1.00) per share or at a 10% discount to the market price on the date of conversion but in no case lower than $0.80. Unless paid or converted earlier, all of the Notes will mature on the date that is one year from their respective issuance date. Warrants equal to 10% of the shares purchased upon conversion of the Notes were issued to the holders of the Notes (the “Warrants”). The price of each Warrant is one dollar and fifty cents ($1.50) per share and the term is for one year from the investment date.

On May 8, 2020, the Company received loan proceeds in the amount of $50,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP.

On May 27, 2020, the Company and Prevacus, Inc. amended the Master Agreement for a Joint Venture and Intellectual Property Purchase Agreement, dated June 26, 2019, to extend the timing of the formation of the Joint Venture to June 25, 2020.

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

Overview

The corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have clinical utility and will generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. The Company has assets in three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders. We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets. We plan to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third party research and development firms who specialize in the creation of our products to assist us in the development of our own products and we will apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our products are in development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell in the United States.

About CardioMap®

The CardioMap® System will be an internet service based on the new development of Dispersion Mapping Method in ECG analysis for the early, non-invasive testing of a heart disease (“CHD”). The heart monitoring system is intended to provide high quality 3-D visualization and diagnosis of the heart using advanced signal analysis. The product is being designed for use in a professional setting or in remote settings including home use.

Once FDA cleared, CardioMap® could provide a better level of diagnosis with its improved sensitivity levels that can detect early warning signs that would normally be invisible with standard ECG devices. The system can dramatically cut the costs associated with the detection of ischemic heart disease and will prove to be an invaluable testing device for cardiologists, physicians, clinics, hospitals, the fitness industry, sports teams, emergency facilities and general public. CardioMap® was developed by VE Science Technology LLC, from whom we have purchased the product rights. In order to sell, market and distribute the CardioMap® product, clearance from the FDA is required. Such clearance has not been obtained at this time.

Product Development Plan (calendar year):

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	In Process; Testing	TBD	TBD

Product development plan are estimates only and are subject to change based on funding, technical risks and regulatory approvals.

About Save-a-Life®

The Save a Life® (“SAL”) choking rescue device is in development and being designed to be a safe, and easy to use device for removing a lodged mass or bolus from the throat of a choking victim. The device includes a pump for creating a vacuum chamber, which is connected seamlessly with a replaceable/disposable mouthpiece. In an emergency the SAL may be easily inserted into the victim’s mouth, which depresses the tongue providing a clear application. By pressing a button on the device, the device will deliver the appropriate amount of instantaneous vacuum to dislodge the mass or bolus in the throat without harm or damage to the victim. The application will be instantly effective as the device is operational and effective in a matter of seconds. In order to sell, market and distribute the Save-a-Life product, clearance from the FDA is required. Such clearance has not been obtained at this time. The Development Plan for commercializing the Save-a-Life is below.

Product Development Plan

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete – in testing phase	TBD	TBD	TBD

Product development plan are estimates only and are subject to change based on funding, technical risks and regulatory approvals.

About the neurosteroid PRV-001

The Prevacus neurosteroid, PRV-001 will seek to improve function and lifespan in pediatric disorders where de-myelination and cell death is widespread in the cortex and cerebellum regions of the brain. The new chemical entity is designed to work through gene amplification to simultaneously remove intra-neuronal debris while promoting antioxidant capacity and myelin repair/cell proliferation. Disorders like Nieman Pick Type C disease are multi-faceted in their pathology and require a treatment that can work at many levels to stop progression. The chemical compound for the neurosteroid being developed has completed initial safety tests in mice. Toxicology studies have been performed and show a 380-fold safety margin. Preclinical efficacy studies show improvements in cognitive function and neuromotor performance. In order to sell the PRV-001 neurosteroid, further development and clinical studies are required. PRV-001 will also require approval by the FDA in order to be sold in the United States.

Product Development Plan

Pre-clinical Animal Studies	Phase 1a	Phase 1b	Phase 2	Phase 3	FDA Submission
Safety study complete	TBD	TBD	TBD	TBD	TBD

Product development plan are estimates only and are subject to change based on funding, technical risks and regulatory approvals.

We have a deficit of $6,508,028 as of April 30, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at April 30, 2020, of $26,642, may not provide enough working capital to meet our current operating expenses through June 4, 2021, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by June 4, 2021, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the quarters ended April 30, 2020 and 2019. The Company has an operating deficit of $6,508,028 as of April 30, 2020. The operating deficit indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

For the nine months ended April 30, 2020 and 2019, the Company did not have sales. We are not currently selling or marketing any products, as our products are in development and FDA clearance or approval to market our products will be required in order to sell in the United States.

Costs of Goods Sold

Our cost of goods sold consists primarily of the amounts paid to a third-party manufacturer for the products we purchase for resale.

The Company did not have sales for the nine months ended April 30, 2020 and 2019, and accordingly, there were no cost of goods sold for the respective periods.

Gross Profit and Gross Margin

For the nine months ended April 30, 2020 and 2019, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses increased $1,699,860 or 3,761.6% and $4,472,678 or 2,387.3%, respectively, in the three and nine month periods ended April 30, 2020, compared to the same periods of 2019. The increase in the three and nine months ended was primarily due to $546,433 or 9,007.2% and $865,451 or 3,235.3%, respectively, increase in legal and professional fees, $184,375 or 100% and $1,419,562 or 100%, respectively, increase board stock expense and $359,854 or 100% for the three and nine months in stock option expense for services rendered, and $548,165 or 21,826.6% and $1,638,174 or 21,842.3%, respectively, increase in amortization expense related to license and development agreements.

Interest expense

Interest expense was $131,610 and $17,580 for the three months ended April 30, 2020 and 2019, and $326,692 and $51,381 for the nine months ended April 30, 2020 and 2019. The increase in interest expense for the three and nine month periods ended April 30, 2020, is attributed to the increased balance of notes payable due and the amortization of debt discounts.

Net Loss

Net loss increased $1,813,890 or 2,889.8% and $4,747,989 or 1,988.8%, respectively, in the three and nine month periods ended April 30, 2020 compared to the same periods of 2019, primarily as a result of the increased in operating and interest expense.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the quarters ended April 30, 2020 and 2019 as presented below:

	Nine Months Ended
	April 30,
	2020	2019

Net cash used in operating activities	$(340,453)	$(48,112)
Net cash provided by financing activities	$200,000	$48,050

Liquidity and Capital Resources

The Company has a note payable that is subject to conversion upon an equity financing in the Company. As of April 30, 2020, the note has a balance of $803,336, and bears interest at 12.5% per annum. Because the conversion feature does not meet the criteria for characterization as a beneficial conversion feature, no portion of the proceeds from the issuance of the note was accounted for as attributable to the conversion feature. This note was amended on February 1, 2018, where the debt holder agreed to convert portions of its loan pari passu with any new investment raise of $500,000 or more. The Company issued the debt holder a common stock warrant for 4 million shares at $0.25 per share which expired on July 15, 2018.

As of April 30, 2020, the Company has ten additional convertible debt notes outstanding with a balance of $324,215, which includes accrued interest totaling $20,500. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one (1) year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share or at a 10% discount to the closing price on the day of conversion, but not lower than $0.80 per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the loan and any interest accrued or convert the loan amount and any interest into shares of common stock. The debt holders were issued a common stock warrant equal to 10% of the note with a price of $1.50 per share and a term for one year from the investment date. The investors are sophisticated and represented in writing that they were each an accredited investor and acquired the securities for their own account for investment purposes. The Company does not have any relationship with the investors in the notes other than the convertible notes payable. Because the conversion feature met the criteria for characterization as a beneficial conversion feature, a portion of the proceeds, including warrants, totaling $296,285, from the issuance of the notes, are accounted for as attributable to the conversion feature. The intrinsic value of convertible debt notes issued during the current quarter exceeded the proceeds in the amount of $250,000; however, the amount of the debt discount is limited to the investment. Each of the warrants and beneficial conversion features are amortized over the term (one year) from issuance.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation and considering the material weakness in internal control over financial reporting reported in Item 9A of the Annual Report on Form 10-K for the year ended July 31, 2019, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2020.

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

In light of the material weakness described above, as of April 30, 2020, prior to the filing of this Form 10-Q for the period ended April 30, 2020, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the nine months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Our company is not a party to any legal proceeding.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2019, which factors could materially affect our business, financial condition, liquidity or future results. There have been material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended July 31, 2019, as so updated. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our Company. The following risks could materially affect the performance of the Company.

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

The CardioMap®, through its screening and predictive values, is a tool that might be implemented in this preventative approach. Considering heart disease-caused deaths are still the number one cause of death and one of the most important health care costs factors, the CardioMap® device has potential value in any medical practice. The CardioMap® will require a 510k clearance from the FDA. Once FDA cleared, it could be an ideal device allowing insurance companies to cut costs through early diagnostic and preventative care. These assumptions may not reflect the business and market conditions we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable.

The Save a Life® choking rescue device the device is un-proven for commercial use. Further development is required, and the final product will require 510k clearance from the FDA. There is no assurance that the FDA will approve the device for commercial sale.

The drug compound being developed by Prevacus was tested in animals. The drug will require additional extensive testing and clinical trials before it is commercialized. There is no guarantee that the drug will be approved for commercial use.

Failure to implement our business strategy could adversely affect our operations.

Our financial position, liquidity and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include:

•	obtaining the required regulatory clearances from the FDA;

•	successful sales through indirect sales distribution;

•	Transition successfully to a third part manufacturer;

•	continued investment in technology to support operating efficiency;

•	continued access to significant funding and liquidity sources; and

•	Ability to manufacture the devices and drug once they are fully developed and approved by the FDA.

Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

We are subject to extensive government regulation and must continue to comply with these regulations or our business could suffer.

Our products and manufacturing operations are subject to extensive government regulation in both the U.S. and abroad. If we cannot comply with these regulations, we may be unable to distribute our products, which could cause our business to suffer or fail. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). The FFDCA provides that new pre-market notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The FDA may not concur with our determination that our current and future products can be qualified by means of a 510(k) submission or that a new 510(k) notification is not required for such products.

FDA regulatory processes are time consuming and expensive. Product applications submitted by us may not be cleared or approved by the FDA. In addition, our products must be manufactured in compliance with Good Manufacturing Practices, as specified in regulations under the FFDCA. The FDA has broad discretion in enforcing the FFDCA, and noncompliance with the FFDCA could result in a variety of regulatory actions ranging from product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

We will rely on third parties to manufacture our products.

The Company does not plan to manufacture our products. Manufacturing will be outsourced to third party manufacturers. There is no assurance that these manufacturers will be successful. It is possible to have manufacturing defects or delays.

We have not yet formed the joint venture with our partner.

The Company entered into an agreement with Prevacus to form a joint venture to commercialize neurosteroid, PRV-001. The agreement to form the joint venture has been extended to June 26, 2020. There can be no assurances that the Company and Prevacus will finalize the terms and the joint venture agreement will be cancelled.

The Covid-19 pandemic may have a negative impact on our business.

As the novel coronavirus pandemic continues to severely impact the U.S. and global economy, our business may be impacted in a variety of ways. Political, legal or regulatory actions as a result of the COVID-19 pandemic in jurisdictions where we may plan to manufacture, source or distribute products have created supply disruptions which could affect our plans, and may cause additional supply disruptions or shortages in the future. We cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions. For example, several countries, including India and China, have increased or instituted new restrictions on the export of medical or pharmaceutical products that we distribute or use in our businesses, including key components or raw materials. Governmental authorities in many countries, including the U.S., are enacting legislative or regulatory changes to address the impact of the pandemic, which may restrict or require changes in our operations, increase our costs, or otherwise adversely affect our operations.

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 4, 2020	ODYSSEY GROUP INTERNATIONAL, INC.

	By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, Chief Financial Officer, President and Director
(Principal Executive Officer and Principal Financial Officer)

