Form 10-K/A
period 2019-07-31
Odyssey Group International, Inc.
filed 2020-11-13
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The Company hereby incorporates by reference all of the reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including but not limited to: None

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-K/A

For the Fiscal Year Ended July 31, 2019

i

ODYSSEY GROUP INTERNATIONAL, INC.

Explanatory Note

During the year ended July 31, 2019, the Company acquired various intellectual properties. In preparing the financial statements, management and the audit committee determined that the intellectual property acquired be amortized over the life of the underlying patents. On subsequent review, it was determined that a reduction of the intellectual property and resulting increase in research and development expense more appropriately reflects the nature of the transactions and accounting required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)). As permitted by Instruction G to Form 10-K, the Company incorporated by reference into Part II of the Original Filing.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Odyssey Group International, Inc. for the fiscal year ended July 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on October 23, 2019 (the "Original Filing"). Subsequent to its Original Filing, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the fourth quarter of 2019 through the third quarter of 2020 (collectively, the “Affected Periods”) should be restated due to the misapplication of the accounting regarding the capitalization of research and developments costs.

The non-reliance conclusion with respect to fiscal year end 2019 and interim 2020 financial statements included in the Affected Reports resulted from the determination that the research and developments costs capitalized in the intangible assets should be recognized as research and development expenses to be in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)). Pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use, in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred. In the Affected Reports the Company recorded such development cost as intangible assets. The adjustments required to correct the foregoing treatment of such costs will result in a non-cash increase in research & development expense and a decrease of net intangible assets for the fiscal year ended July 31, 2019.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part IV – Item 15. Exhibits and Financial Statement Schedules

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

ii

PART II

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

Overview

We have a deficit of $24,501,872 as of July 31, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $167,095 available at July 31, 2019, may not provide enough working capital to meet our current operating expenses through October 23, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by October 23, 2020, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

Restatement for Correction of an Error

During the year ended July 31, 2019, the Company acquired various intellectual properties. In preparing the financial statements, management and the audit committee determined that the intellectual property acquired be amortized over the life of the underlying patents. On subsequent review, it was determined that a reduction of the intellectual property and resulting increase in research and development expense more appropriately reflects the nature of the transactions and accounting required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)). As permitted by Instruction G to Form 10-K, the Company incorporated by reference into Part II of the Original Filing.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Odyssey Group International, Inc. for the fiscal year ended July 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on October 23, 2019 (the "Original Filing"). In the Original Filing, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the fourth quarter of 2019 through the third quarter of 2020 (collectively, the “Affected Periods”) should be restated due to the misapplication of the accounting regarding the capitalization of research and developments costs.

The non-reliance conclusion with respect to fiscal year end 2019 and interim 2020 financial statements included in the Affected Reports resulted from the determination that the research and developments costs capitalized in the intangible assets should be recognized as research and development expenses to be in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)). Pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use, in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred.

The adjustments required to correct the foregoing treatment of such costs resulted in a non-cash increase in research & development expense and a decrease of intangible assets of $23,011,400 and an increase in accumulated amortization and a decrease in amortization expense of $30,830. For the fiscal year ended July 31, 2019, general and administrative expenses increased $22,980,570 and net intangible assets decreased $23,124,570 and contingent liability decreased by $144,000.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the correction of a misstatement discussed above as well as to add disclosure language as appropriate:

Note 3. Summary of Significant Accounting Policies

Note 5. Intangible Assets

Note 10. Income Taxes

Note 11. Going Concern

Note 12. Related Party Transactions

The financial statement misstatements reflected in the table below did not impact cash flows from operations, investing, or financing activities in the Company’s statements of cash flows for any period previously presented.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the year ended July 31, 2019. The Company has an operating deficit of $24,501,872 as of July 31, 2019. The operating deficit indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

There are no critical accounting policies or estimates reflected in the accompanying financial statements. Reference is made to the Company’s significant (but not critical) accounting policies set forth in Note 3 to the accompanying financial statements.

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

The FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, effective for annual reporting periods beginning after December 15, 2017 adopting this standard on its financial statements. The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the standard as of August 1, 2019 and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

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

Overall operating expenses increased by $22,938,271 or 5,456% from the year ended July 31, 2018 to year ended July 31, 2019. The increase in operating expenses is mainly due to the expensing of $23,011,400 of in-process research and development as a result of the asset acquisitions of the CardioMap®, Save a Life and Prevacus patents, an increase in payroll expense of $84,366, stock option expense of $25,833 and $31,591 in general and administrative expense for the year ended July 31, 2019. offset by the non-recurring impairment allowance against a loan receivable of $131,447, consulting and marketing expenses incurred in regards to the automotive joint venture of $107,804 and purchase of the Company’s interest for the year ended July 31, 2018.

Interest Expense

Interest expense was $70,282 for the year ended July 31, 2019 compared to interest expense of $62,673 for the year ended July 31, 2018. The increase in interest expense for the year ended July 31, 2019, is attributed to the increased balance of notes payable due.

Net Loss from Operations

Loss from operations increased by $22,945,880 or 4,750% from a loss of $483,115 for the year ended July 31, 2018 to a loss of $23,428,995 for the year ended July 31, 2019. The increase in loss is the is primarily due to the Company’s expense of $23,011,400 of in-process research and development as a result of the acquisitions of the CardioMap®, Save a Life and Prevacus patents, and by increased payroll, stock, travel, amortization and general and administrative expense for the year ended July 31, 2019, offset by the non-recurring impairment allowance and consulting and marketing expenses incurred with regards to the automotive joint venture for the year ended July 31, 2018,

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended July 31, 2019 and 2018 as presented below:

	Year Ended	Year Ended
	2019	2018
Net cash used in operating activities	$(104,837)	$(146,062)
Net cash provided by financing activities	271,542	133,026

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. In 2018 and 2019, we increased our borrowings on notes payable to fund operations. As of July 31, 2019, and July 31, 2018, the note has a balance of $784,913 and $631,645. As of July 31, 2019, we had cash of $167,095. We do not believe that such cash is sufficient to sustain operations through the next 12 months. Therefore, we anticipate that we will need to raise additional capital through debt or equity financings.

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

6

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

Ability to Continue as a Going Concern. The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred losses since inception and is currently dependent on the stockholders and lenders to fund its contemplated operational and marketing activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Restatement of Previously Issued Financial Statements. As discussed in Note 2 to the financial statements, the 2019 financial statements have been restated to correct a misstatement.

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

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants

We have served as the Company's auditor from 2014 to 2020.

Las Vegas, Nevada

October 23, 2019, except for the effects of the restatement discussed in Note 2 to the financial statements, as to which the date is November 13, 2020

Odyssey Group International, Inc.

Balance Sheets

	July 31, 2019	July 31, 2018
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$167,095	$390
Prepaid expenses	302,833	–
Loan receivable	50,000	–
Total current assets	519,928	390

Property and equipment, net	1,517	2,069
Intangible assets	15,000	25,000

Total assets	$536,445	$27,459

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,743	$26,691
Accrued wages	297,547	188,500
Notes payable, including accrued interest	784,913	631,645
Total liabilities	1,130,203	846,836

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 86,990,400 and 61,414,000 issued and outstanding	86,990	61,414
Additional paid-in capital	23,821,124	192,086
Deficit	(24,501,872)	(1,072,877)
Total stockholders’ equity (deficiency)	(593,758)	(819,377)
Total liabilities and stockholders’ equity (deficiency)	$536,445	$27,459

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

	Year ended	Year ended
	July 31, 2019	July 31, 2018
	(Restated)

Revenues	$–	$–

Costs of goods sold	–	–

Gross profit	–	–

General and administrative expense	23,358,713	288,995
Impairment loss	–	131,447

Loss from operations	(23,358,713)	(420,442)

Interest expense	(70,282)	(62,673)
Net loss	$(23,428,995)	$(483,115)

Basic net loss per share:	$(0.34)	$(0.00)

Weighted average number of shares	69,898,436	117,128,060

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

For the Years Ended July 31, 2019 and 2018

	Common Stock		Additional Paid-In		Total Equity
	Shares	Dollars	Capital	Deficit	(Deficiency)

Balances July 31, 2017	114,839,600	$114,840	$55,060	$(589,762)	$(419,862)

Debt converted to common stock	1,574,400	1,574	32,026	–	33,600
Common stock issued for services	5,000,000	5,000	45,000	–	50,000
Common stock restructure	(60,000,000)	(60,000)	60,000	–	–

Net loss	–	–	–	(483,115)	(483,115)

Balances July 31, 2018	61,414,000	$61,414	$192,086	$(1,072,877)	$(819,377)

Note payable converted to common stock	2,531,400	2,531	22,783	–	25,314
Common stock issued for services	321,000	321	331,929	–	332,250
Common stock issued for compensation	4,720,000	4,720	67,280	–	72,000
Common stock issued for acquisition of in-process research and development	18,004,000	18,004	22,486,996	–	22,505,000
Common stock options issued for acquisition of in-process research and development	–	–	506,400	–	506,400
Warrants issued in connection with convertible notes	–	–	13,075	–	13,075
Beneficial conversion feature related to convertible notes	–	–	200,575	–	200,575

Net loss - (Restated)	–	–	–	(23,428,995)	(23,428,995)

Balances July 31, 2019 (Restated)	86,990,400	$86,990	$23,821,124	$(24,501,872)	$(593,758)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	31-Jul-19	31-Jul-18
	(Restated)

Operating activities
Net loss	$(23,428,995)	$(483,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,551	10,551
Impairment loss	–	131,447
Common stock for in-process research and development	23,011,400	–
Stock based payment expense for consulting and compensation	101,417	–
Debt discount	408	–
Changes in operating assets and liabilities:
Increase in accounts payable	21,053	47,882
Increase in accrued wages	109,047	84,500
Increase in accrued interest	70,282	62,673
Net cash used in operating activities	(104,837)	(146,062)

Financing activities
Proceeds from note payable	271,542	133,026
Net cash provided by financing activities	271,542	133,026

Net change in cash and cash equivalents	166,705	(13,036)
Cash and cash equivalents, beginning of year	390	13,426
Cash and cash equivalents, end of year	$167,095	$390

Noncash Investing and Financing Activities
Common stock issued for consulting services	332,250	50,000
Beneficial conversion feature related to convertible notes	213,650	–
Debt converted to common stock	25,314	15,000
Stock restructure - common stock	–	60,000
Accounts payable transferred to note payable	–	36,500

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

1. Nature of Operations

The corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. The Company has made significant investments in three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders. We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets. We intend to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We intend to engage third party research and development firms who specialize in the creation of our products to assist us in the development of our own products We intend to apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our product is in late stage development and Food and Drug Administration ("FDA") clearance or approval to market the product will be required in order to sell in the United States.

2. Restatement for Correction of an Error

The Company has determined that the research and developments costs previously capitalized in the intangible assets should be recognized as research and development expenses to be in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)). Pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use, in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred.

During the year ended July 31, 2019, the Company acquired and capitalized the following intangible assets. The Company acquired the patent related to the exclusive license and distribution rights of the CardioMap®, which is intended to be an advanced technology for early non-invasive testing for heart disease. The license to the patent and product distribution rights were being amortized over the life of the underlying patent. The acquisition cost of $18.75 million and was valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition. The Company acquired the intellectual property, know-how and patents for an anti-choking, life-saving medical device from Dr. James De Luca, inventor and Murdock Capital Partners. The asset was valued at $675,400, which includes the fair market value of $1.25 per share for the stock granted on the date of acquisition, as well as stock options granted valued at $0.84 per share based upon the Black-Scholes valuation model and a onetime cash payment totaling $250,000 that will be paid upon FDA clearance of the product. The payment was recorded as a contingent liability and with a fair market value of $144,000. The Company acquired an interest in the patented chemical compound for a neurosteroid as part of an agreement with Prevacus, Inc. The acquisition cost was $3.73 million and was being amortized over the life of the patent. The asset was valued at the fair market value of $1.25 per share for the stock granted on the date of acquisition. The intellectual property, know-how and patents were being amortized over the life of the patents.

In the Affected Reports, the Company recorded such development cost as intangible assets. The adjustments required to correct the foregoing treatment of such costs resulted in a non-cash increase in research & development expense and a decrease of intangible assets of $23,011,400 and an increase in accumulated amortization and a decrease in amortization expense of $30,830. For the fiscal year ended July 31, 2019, general and administrative expenses increased $22,980,570 and net intangible assets decreased $23,124,570 and contingent liability decreased by $144,000.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the correction of a misstatement discussed above as well as to add disclosure language as appropriate:

Note 3. Summary of Significant Accounting Policies

Note 5. Intangible Assets

Note 10. Income Taxes

Note 11. Going Concern

Note 12. Related Party Transactions

The financial statement misstatements reflected in the table below did not impact cash flows from operations, investing, or financing activities in the Company’s statements of cash flows for any period previously presented.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Balance Sheets, Statement of Operations, Statement of Stockholders’ Equity (Deficiency), and Statement of Cash Flows as and for the year ended of July 31, 2019 and for the corresponding restated financial statements for that year end.

Odyssey Group International, Inc.

Balance Sheets

	Balance Sheet July 31, 2019
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$167,095	$–	$167,095
Prepaid expenses	302,833	–	302,833
Loan receivable	50,000	–	50,000
Total current assets	519,928	–	519,928

Property and equipment, net	1,517	–	1,517
Intangible assets - patents & license distribution rights	23,139,570	(23,124,570)	15,000

Total assets	$23,661,015	$(23,124,570)	$536,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,743	$–	$47,743
Accrued wages	297,547	–	297,547
Contingent liability	144,000	(144,000)	–
Notes payable, including accrued interest	784,913	–	784,913
Total liabilities	1,274,203	(144,000)	1,130,203

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 86,990,400 and 61,414,000 issued and outstanding	86,990	–	86,990
Additional paid-in capital	23,821,124	–	23,821,124
Deficit	(1,521,302)	(22,980,570)	(24,501,872)
Total stockholders’ equity (deficiency)	22,386,812	(22,980,570)	(593,758)
Total liabilities and stockholders’ equity (deficiency)	$23,661,015	$(23,124,570)	$536,445

Odyssey Group International, Inc.

Statements of Operations

	July 31, 2019
	As Previously Reported	Adjustments	As Restated

Revenues	–	–	–

Costs of goods sold	–	–	–

Gross profit	–	–	–

General and administrative expense	$378,143	$22,980,570	$23,358,713

Loss from operations	(378,143)	(22,980,570)	(23,358,713)

Interest expense	(70,282)	–	(70,282)
Net loss	$(448,425)	$(22,980,570)	$(23,428,995)

Basic net loss per share:	(0.01)	$(0.33)	$(0.34)

Weighted average number of shares	$69,898,436	69,898,436	69,898,436

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

For the Years Ended July 31, 2019 and 2018

	Common Stock		Additional Paid-In		Total Equity
	Shares	Dollars	Capital	Deficit	(Deficiency)

Balances July 31, 2017	114,839,600	$114,840	$55,060	$(589,762)	$(419,862)

Debt converted to common stock	1,574,400	1,574	32,026	–	33,600
Common stock issued for services	5,000,000	5,000	45,000	–	50,000
Common stock restructure	(60,000,000)	(60,000)	60,000	–	–

Net loss	–	–	–	(483,115)	(483,115)

Balances July 31, 2018	61,414,000	$61,414	$192,086	$(1,072,877)	$(819,377)

Note payable converted to common stock	2,531,400	2,531	22,783	–	25,314
Common stock issued for services	321,000	321	331,929	–	332,250
Common stock issued for compensation	4,720,000	4,720	67,280	–	72,000
Common stock issued for acquisition of in-process research and development	18,004,000	18,004	22,486,996	–	22,505,000
Common stock options issued for acquisition of in-process research and development	–	–	506,400	–	506,400
Warrants issued in connection with convertible notes	–	–	13,075	–	13,075
Beneficial conversion feature related to convertible notes	–	–	200,575	–	200,575

Net loss - (Restated)	–	–	–	(23,428,995)	(23,428,995)

Balances July 31, 2019 (Restated)	86,990,400	$86,990	$23,821,124	$(24,501,872)	$(593,758)

Odyssey Group International, Inc.

Statements of Cash Flows

	Year Ended July 31, 2019
	As Previously Reported	Adjustments	As Restated

Operating activities
Net loss	$(448,425)	$(22,980,570)	$(23,428,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	41,381	(30,830)	10,551
Common stock for in-process research and development	–	23,011,400	23,011,400
Stock based payment expense for consulting and compensation	101,417	–	101,417
Debt discount	408	–	408
Changes in operating assets and liabilities:
Increase in accounts payable	21,053	–	21,053
Increase in accrued wages	109,047	–	109,047
Increase in accrued interest	70,282	–	70,282
Net cash used in operating activities	(104,837)	–	(104,837)

Financing activities
Proceeds from note payable	271,542	–	271,542
Net cash provided by financing activities	271,542	–	271,542

Net change in cash and cash equivalents	166,705	–	166,705
Cash and cash equivalents, beginning of year	390	–	390
Cash and cash equivalents, end of year	$167,095	–	$167,095

Noncash Investing and Financing Activities
Common stock issued for acquisition of intangible assets	$22,505,000	$(22,505,000)	–
Common stock issued for consulting services	332,250	–	332,250
Beneficial conversion feature related to convertible notes	213,650	–	332,250
Contingency liability related to acquisition of intangible assets	144,000	(144,000)	–
Debt converted to common stock	25,314	–	23,314

3. Summary of Significant Accounting Policies

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

Research and development expense

Research and development expense is expensed in the period when incurred. For the year ended July 31, 2019 and 2018, the Company incurred research and development expense of $23,011,400 and zero, respectively.

Income taxes

Income taxes are accounted for based upon an asset and liability approach. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at July 31, 2019 and 2018. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018. The Company analyzed the provisions of the Tax Reform Law to assess the impact on the Company’s financial statements and determined it had no material impact.

4. Impact of New Accounting Pronouncements

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

The FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, effective for annual reporting periods beginning after December 15, 2017 adopting this standard on its financial statements. The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the standard as of August 1, 2019 and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

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

5. Intangible Assets

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

6. Notes Payable

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

7. Fair Value Measurements

The carrying values of cash, the note receivable, and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

8. Common Stock

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

9. Stock Based Compensation

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

10. Income Taxes

We file income tax returns in the U.S. federal jurisdiction and the various states in which we operate. The Company registered with the Franchise Tax Board in the State of California in tax year 2020, but was not required to file a tax return for tax year 2019. The Company’s tax returns are currently not under examination for any year. The Company’s deferred tax assets consist of federal net operating loss carryforwards that expire through the year 2035. The deferred tax assets are net of a 100% valuation allowance as it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 11).

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	For the year ended July 31,
	2019		2018
US federal statutory rates	$21%		$21%
Valuation allowance	(21%	)	(21%	)
Effective tax rate	$0%		$0%

The Company’s tax provision (benefit) was as follows:

	For the year ended July 31,
	2019	2018
Current deferred	$44,900	$(291,100)
Increase in valuation allowance	(44,900)	291,100
Total	$–	$–

The Company’s net deferred tax asset as of July 31, 2019 and 2018 is as follows:

	For the year ended July 31,
	2019	2018
Deferred tax asset	$(246,200)	$(291,100)
Valuation allowance	246,200	291,100
Net deferred tax asset	$–	$–

As of July 31, 2019, the Company had $821,727 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2035. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance decreased by $44,900 for the year ended July 31, 2019, related to the current year activity.

The Company has reviewed all income tax positions taken or that are expected to be taken for all open years and determined that their income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2019 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of July 31, 2019, there were no unrecognized tax benefits, or any tax related interest or penalties.

The Company does not have any examinations ongoing. Tax returns for the years 2014 onwards are subject to federal, state or local examinations.

11. Going Concern

We have a deficit of $24,501,872, as of July 31, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at July 31, 2019, may not provide enough working capital to meet our current operating expenses through October 23, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

If we are unable to raise additional capital by October 23, 2020, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

12. Related Party Transactions

The Company has a common officer with Green Energy Alternatives, Inc. As of July 31, 2019, and 2018, Green Energy Alternatives, Inc. held 5.3 million shares of the Company’s common stock.

Due to officer

During the year ended July 31, 2019, Mr. Redmond, CEO, paid approximately $30,060 of expenses incurred by the Company and the amount is included in accounts payable at July 31, 2019. During the year ended July 31, 2018, there were no expenses incurred by Mr. Redmond, CEO.

Accounts Payable

	Year Ended	Year Ended
	31-Jul-19	31-Jul-18
Joseph M. Redmond, CEO	$30,060	$–

Accrued Compensation

Total
Balance 7/31/2018	$80,000
2019 Salary	120,000
Payments	(18,462)
Balance 7/31/2019	$181,538

It has been determined that Dr. Vanlandingham is considered a related party due to his affiliation with Prevacus, Inc. as its president and his position on the Board of Directors, as a result of the agreement that was entered into in June 2019. At the time of the agreement and appointment to the Board, he was not a considered a related party. The Company allocated 984,000 shares to the acquisition of the patent and 16,000 shares were allocated to Dr. Vanlandingham as a Director of the Company. His affiliation has been disclosed in filings but not as a related party transaction.

13. Subsequent Events

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

On October 23, 2019, John Gandolfo joined the Board of Odyssey as an independent director and has been elected chair of the audit committee. Mr. Gandolfo has approximately 30 years of experience as a chief financial officer of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas. Mr. Gandolfo has had direct responsibility over capital raising, including five public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career. Mr. Gandolfo is currently Chief Financial Officer of Eyenovia, Inc., a late-stage ophthalmic biopharmaceutical company. Mr. Gandolfo was Chief Financial Officer of Xtant Medical Holdings, Inc. from July 2010 through September 2017. He served as the Chief Financial Officer for Progenitor Cell Therapy LLC from January 2009 to June 2010. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer of Power Medical Interventions, Inc. from January 2007 to January 2009. Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies, Inc. He was also the Chief Financial Officer of Capital Access Network, Inc, from 2000 through September 2001, and Xceed, Inc. from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc. Mr. Gandolfo received his B.A. in business administration from Rutgers University. As Director, Mr. Gandolfo shall be compensated with stock in accordance with the mutual agreement of the Board’s compensation committee.

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

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 13, 2020.

ODYSSEY GROUP INTERNATIONAL, INC.

By: /s/ Joseph Michael Redmond Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	November 13, 2020
Joseph Michael Redmond	(Principal Executive Officer)

/s/ Joseph Michael Redmond	Chief Financial Officer, Secretary, Director	November 13, 2020
Joseph Michael Redmond	(Principal Financial Officer)

/s/ Joseph Michael Redmond	Director	November 13, 2020
Joseph Michael Redmond

9