Form 10-Q/A
period 2019-10-31
Odyssey Group International, Inc.
filed 2020-11-13
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q/A

Amendment No. 1

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

ODYSSEY GROUP INTERNATIONAL, INC.

Explanatory Note

During the year ended July 31, 2019, the Company acquired various intellectual properties. In preparing the financial statements, management and the audit committee determined that the intellectual property acquired be amortized over the life of the underlying patents. On subsequent review, it was determined that a reduction of the intellectual property and resulting increase in research and development expense more appropriately reflects the nature of the transactions and accounting required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)). This restatement was reflected in the Form 10-K/A filed on November 13, 2020.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Odyssey Group International, Inc. for the quarterly period ended October 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on December 6, 2019 (the "Original Filing"). Subsequent to its Original Filing, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the fourth quarter of 2019 through the third quarter of 2020 (collectively, the “Affected Periods”) should be restated due to the misapplication of the accounting regarding the capitalization of research and developments costs.

The Company has determined that the research and developments costs previously capitalized in the intangible assets should be recognized as research and development expenses to be in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)). Pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use, in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred. In the Affected Reports the Company recorded such development cost as intangible assets. The adjustments required to correct the foregoing treatment of such costs resulted in a non-cash increase in research & development expense and a decrease of net intangible assets for the fiscal year ended July 31, 2019. For the three months ended October 31, 2019, general and administrative expense is reduced due to a reduction in amortization expense related to the intangible assets.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

Part I – Item 1. Financial Statements

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q/A

For the Quarter Ended October 31, 2019

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	October 31, 2019	July 31, 2019
	(Unaudited)
	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$102,320	$167,095
Prepaid expenses	219,856	302,833
Loan receivable	–	50,000
Total current assets	322,176	519,928
Property and equipment, net	1,379	1,517
Intangible assets, net	12,500	15,000
Total assets	$336,055	$536,445
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$48,774	$47,743
Accrued wages	270,534	297,547
Notes payable, including accrued interest	893,375	784,913
Total liabilities	1,212,683	1,130,203
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 86,990,400 and 86,990,400 issued and outstanding	86,990	86,990
Additional paid-in capital	24,954,866	23,821,124
Deficit	(25,918,484)	(24,501,872)
Total stockholders’ equity (deficiency)	(876,628)	(593,758)
Total liabilities and stockholders’ equity (deficiency)	$336,055	$536,445

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018
	(Restated)

Revenues	$–	$–

Costs of goods sold	–	–

Gross profit	–	–

General and administrative expense	1,326,817	52,404

Loss from operations	(1,326,817)	(52,404)

Interest expense	89,795	17,092
Net loss	$(1,416,612)	$(69,496)

Basic net loss per share:	$(0.02)	$(0.00)

Weighted average number of shares	86,990,400	61,414,000

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018
	(Restated)

Common stock and paid-in capital
Balance, beginning of period	$23,908,114	$253,500
Common stock issued for services	1,048,312	–
Warrants and beneficial conversion feature issued in connection with convertible notes	85,430	–
Balance, end of period	25,041,856	253,500

Retained earnings
Balance, beginning of period	(24,501,872)	(1,072,876)
Net loss	(1,416,612)	(69,496)
Balance, end of period	(25,918,484)	(1,142,372)

Total stockholders’ equity (deficiency)	$(876,628)	$(888,872)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018
	(Restated)

Operating activities
Net loss	$(1,416,612)	$(69,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,638	2,638
Amortization of beneficial conversion feature related to convertible notes	70,309	–
Stock based payment expense for consulting and compensation	1,131,290	–
Changes in operating assets and liabilities:
Increase and decrease in accounts payable	1,031	(3,619)
Decrease and increase in accrued wages	(27,013)	30,000
Increase in accrued interest	23,582	17,092
Increase in consulting fees charged to notes payable	–	5,000
Net cash used in operating activities	(214,775)	(18,385)

Financing activities
Proceeds from note payable	150,000	19,000
Net cash provided by financing activities	150,000	19,000

Net change in cash and cash equivalents	(64,775)	615
Cash and cash equivalents, beginning of year	167,095	390
Cash and cash equivalents, end of year	$102,320	$1,005

Noncash Investing and Financing Activities
Beneficial conversion feature related to convertible notes	$85,430	$–

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

(Unaudited)

The accompanying financial information of Odyssey Group International, Inc. as of and for the period ended October 31, 2019, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the year ended July 31, 2019, filed with the SEC on October 23,2019, as amended by the filing of Form 10K/A filed with the Securities and Exchange Commission on November 13, 2020.

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

During the year ended July 31, 2019, the Company acquired and capitalized the following intangible assets. The Company acquired the patent related to the exclusive license and distribution rights of the CardioMap®, which is intended to be an advanced technology for early non-invasive testing for heart disease. The license to the patent and product distribution rights were being amortized over the life of the underlying patent. The acquisition cost was $18.75 million. The Company acquired the patents for an anti-choking, life-saving medical device from Dr. James De Luca, inventor, and Murdock Capital Partners. The asset was valued at $675,400. The Company acquired an interest in the patented chemical compound for a neurosteroid as part of an agreement with Prevacus, Inc. The acquisition cost of $3.73 million was being amortized over the life of the patent. The intellectual property, know-how and patents were being amortized over the life of the patents.

The adjustments required to correct the foregoing treatment of such costs for the three months ended October 31, 2019 resulted in a non-cash increase in research & development expense and a decrease of intangible assets of $22,577,725, a decrease in contingent liability of $144,000. For the three months ended October 31, 2019, general and administrative expense decreased $546,845 due to the reduction in amortization expense related to the intangible assets.

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

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Balance Sheet, Statement of Operations, Statements of Stockholders’ Equity (Deficiency), and Statement of Cash Flows as of October 31, 2019 and for the three months then ended to the corresponding restated financial statements for that period end.

Odyssey Group International, Inc.

Balance Sheets

	As of October 31, 2019
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$102,320	$–	$102,320
Prepaid expenses	219,856	–	219,856
Total current assets	322,176	–	322,176
Property and equipment, net	1,379	–	1,379
Intangible assets, net	22,590,225	(22,577,725)	12,500
Total assets	$22,913,780	$(22,577,725)	$336,055
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$48,774	$–	$48,774
Accrued wages	270,534	–	270,534
Contingent liability	144,000	(144,000)	–
Notes payable, including accrued interest	893,375	–	893,375
Total liabilities	1,356,683	(144,000)	1,212,683
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 86,990,400 and 86,990,400 issued and outstanding	86,990	–	86,990
Additional paid-in capital	24,954,866	–	24,954,866
Deficit	(3,484,759)	(22,433,725)	(25,918,484)
Total stockholders’ equity (deficiency)	21,557,097	(22,433,725)	(876,628)
Total liabilities and stockholders’ equity (deficiency)	$22,913,780	$(22,577,725)	$336,055

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	October 31, 2019
	As Previously Reported	Adjustments	As Restated

Revenues	$–	$–	$–

Costs of goods sold	–	–	–

Gross profit	–	–	–

General and administrative expense	1,873,662	(546,845)	1,326,817

Loss from operations	(1,873,662)	546,845	(1,326,817)

Interest expense	89,795	–	89,795
Net loss	$(1,963,457)	$546,845	$(1,416,612)

Basic net loss per share:	$(0.02)	$0.01	$(0.02)

Weighted average number of shares	86,990,400	86,990,400	86,990,400

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended
	October 31, 2019
	As Previously Reported	Adjustments	As Restated

Common stock and paid-in capital
Balance, beginning of period	$23,908,114	$–	$23,908,114
Common stock issued for services	1,048,312	–	1,048,312
Warrants and beneficial conversion feature issued in connection with convertible notes	85,430	–	85,430
Balance, end of period	25,041,856	–	25,041,856

Retained earnings
Balance, beginning of period	(1,521,302)	(22,980,570)	(24,501,872)
Net loss	(1,963,457)	546,845	(1,416,612)
Balance, end of period	(3,484,759)	(22,433,725)	(25,918,484)
			–
Total stockholders’ equity (deficiency)	$21,557,097	$(22,433,725)	$(876,628)

Odyssey Group International, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended
	October 31, 2019
	As Previously Reported	Adjustments	As Restated
Operating activities
Net loss	$(1,963,457)	$546,845	$(1,416,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	549,483	(546,845)	2,638
Amortization of beneficial conversion feature related to convertible notes	70,309	–	70,309
Stock based payment expense for consulting and compensation	1,131,290	–	1,131,290
Changes in operating assets and liabilities:
Increase and decrease in accounts payable	1,031	–	1,031
Decrease and increase in accrued wages	(27,013)	–	(27,013)
Increase in accrued interest	23,582	–	23,582
Net cash used in operating activities	(214,775)	–	(214,775)

Financing activities
Proceeds from note payable	150,000	–	150,000
Net cash provided by financing activities	150,000	–	150,000

Net change in cash and cash equivalents	(64,775)	–	(64,775)
Cash and cash equivalents, beginning of year	167,095	–	167,095
Cash and cash equivalents, end of year	$102,320	$–	$102,320

Noncash Investing and Financing Activities
Beneficial conversion feature related to convertible notes	$85,430	–	–

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

Research and development expense

Research and development expense is expensed in the period when incurred. For the three months ended October, 2019 and 2018, the Company incurred research and development expense of $10,000 and zero, respectively.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at October 31, 2019 and 2018. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	Three months ended October 31,
	2019		2018
	(Unaudited)		(Unaudited)
US federal statutory rates	$21%		$21%
Valuation allowance	(21%	)	(21%	)
Effective tax rate	$0%		$0%

The Company’s tax provision (benefit) was as follows:

	October 31, 2019	July 31, 2019
	(Unaudited)
Current deferred	$(58,300)	$(246,200)
Increase in valuation allowance	58,300	246,200
Total	$–	$–

The Company’s net deferred tax asset as of October 31, 2020 and July 31, 2019 is as follows:

	October 31, 2019	July 31, 2019
	(Unaudited)
Deferred tax asset	$(304,500)	$(246,200)
Valuation allowance	304,500	246,200
Net deferred tax asset	$–	$–

As of October 31, 2019, the Company had $1,099,154 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2035. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $58,300 for the three months ended October 31, 2019, related to the current year activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of October 31, 2019, there were no unrecognized tax benefits, or any tax related interest or penalties.

The Company does not have any examinations ongoing. Tax returns for the years 2014 onwards are subject to federal, state or local examinations.

11. Going Concern

We have a deficit of $25,918,484 as of October 31, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at October 31, 2019, of $102,320, may not provide enough working capital to meet our current operating expenses through December 6, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Due to officers

During the three months ended October 31, 2019, officers of the Company incurred $7,048 in accrued expenses and the amount is included in accounts payable at October 31, 2019.

Accounts Payable

	Three months ended	Year Ended
	October 31, 2019	July 31, 2019
Joseph M. Redmond, CEO	$2,048	$30,060
Christine Farrell, Controller	5,000	–
Total	$7,048	$30,060

Accrued Compensation

Total
Balance 7/31/2018	$80,000
2019 Salary	120,000
Payments	(18,462)
Balance 7/31/2019	$181,538
Salary	27,692
Payments	(55,385)
Balance 10/31/2019	$153,846

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

Overview

We have a deficit of $25,918,484 as of October 31, 2019. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $102,320 available at October 31, 2019, may not provide enough working capital to meet our current operating expenses through December 6, 2020, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

During the year ended July 31, 2019, the Company acquired and capitalized the following intangible assets. The Company acquired the patent related to the exclusive license and distribution rights of the CardioMap®, which is intended to be an advanced technology for early non-invasive testing for heart disease. The license to the patent and product distribution rights were being amortized over the life of the underlying patent. The acquisition cost was $18.75 million. The Company acquired the patents for an anti-choking, life-saving medical device from Dr. James De Luca, inventor, and Murdock Capital Partners. The asset was valued at $675,400. The Company acquired an interest in the patented chemical compound for a neurosteroid as part of an agreement with Prevacus, Inc. The acquisition cost of $3.73 million was being amortized over the life of the patent.

The adjustments required to correct the foregoing treatment of such costs for the three months ended October 31, 2019 resulted in a non-cash increase in research & development expense and a decrease of intangible assets of $22,577,725, a decrease in contingent liability of $144,000. For the three months ended October 31, 2019, general and administrative expense decreased $546,845 due to the reduction in amortization expense related to the intangible assets.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the correction of a misstatement discussed above as well as to add disclosure language as appropriate:

Note 3. Summary of Significant Accounting Policies

Note 5. Intangible Assets

Note 10. Income Taxes

Note 11. Going Concern

The financial statement misstatements reflected in the table below did not impact cash flows from operations, investing, or financing activities in the Company’s consolidated statements of cash flows for any period previously presented.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the quarters ended October 31, 2019 and 2018. The Company has an operating deficit of $25,918,484 as of October 31, 2019. The operating deficit indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Overall operating expenses increased by $1,270,317 or 2,424%, from $52,404 for the three months ended October 31, 2018, to $1,322,721, for the three months ended October 31, 2019. The increase was primarily due to an increase in board stock expense of $1,050,813, consulting fees of $132,107, research and development, marketing general administrative expenses of $86,777.

Interest Expense

Interest expense was $93,891 for the three months ended October 31, 2019, compared to interest expense of $17,092 for the three months ended October 31, 2018. The increase in interest expense for the three months ended October 31, 2019, is attributed to the increased balance of notes payable due and the amortization of debt discounts.

Net Loss

Net loss increased $1,347,117 or 1938.42% from a loss of $69,496 for the three months ended October 31, 2018, to a net loss of $1,416,612 for the three months ended October 31, 2019, primarily as a result of the increased operating expense of $1,270,317 and interest expense of $72,703.

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

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business plan and strategy or become profitable. See Note 11 of the Notes to the Financial Statements.

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

