Form 10-Q/A
period 2020-01-31
Odyssey Group International, Inc.
filed 2020-11-13
CIK 1626644

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

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Odyssey Group International, Inc. for the quarterly period ended January 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 12, 2020 (the "Original Filing"). Subsequent to its Original Filing, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the fourth quarter of 2019 through the third quarter of 2020 (collectively, the “Affected Periods”) should be restated due to the misapplication of the accounting regarding the capitalization of research and developments costs.

The Company has determined that the research and developments costs previously capitalized in the intangible assets should be recognized as research and development expenses to be in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)). Pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use, in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred. In the Affected Reports the Company recorded such development cost as intangible assets. The adjustments required to correct the foregoing treatment of such costs resulted in a non-cash increase in research & development expense and a decrease of net intangible assets for the fiscal year ended July 31, 2019. For the three and six months ended January 31, 2020, general and administrative expense is reduced due to a reduction in amortization expense related to the intangible assets.

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

2

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q/A

For the Quarter Ended January 31, 2020

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	January 31, 2020	July 31, 2019
	(Unaudited)
	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$2,759	$167,095
Prepaid expenses	295,129	302,833
Loan receivable	–	50,000
Total current assets	297,888	519,928
Property and equipment, net	1,241	1,517
Intangible assets, net	10,000	15,000
Total assets	$309,129	$536,445
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$30,128	$47,743
Accrued wages	310,134	297,547
Notes payable, including accrued interest	994,566	784,913
Total liabilities	1,334,828	1,130,203
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 87,190,400 and 86,990,400 issued and outstanding	87,190	86,990
Additional paid-in capital	25,406,541	23,821,124
Deficit	(26,519,430)	(24,501,872)
Total stockholders’ equity (deficiency)	(1,025,699)	(593,758)
Total liabilities and stockholders’ equity (deficiency)	$309,129	$536,445

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
	(Restated)		(Restated)

Revenues	$–	$–	$–	$–

Costs of goods sold	–	–	–	–

Gross profit	–	–	–	–

General and administrative expense	499,754	89,763	1,822,475	142,167

Loss from operations	(499,754)	(89,763)	(1,822,475)	(142,167)

Interest expense	(101,191)	(16,709)	(195,082)	(33,801)
Net loss	$(600,945)	$(106,472)	$(2,017,557)	$(175,968)

Basic net loss per share:	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares	87,123,009	64,703,372	87,167,772	63,058,686

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
	(Restated)		(Restated)

Common stock and paid-in capital
Balance, beginning of period	$25,041,856	$253,500	$23,908,114	$253,500
Common stock issued for services	451,875	–	1,500,187	–
Warrants and beneficial conversion feature issued in connection with convertible notes	–	–	85,430	–
Note payable converted to common stock	–	25,314	–	25,314
Common stock issued for compensation	–	47,000	–	47,000
Balance, end of period	25,493,731	325,814	25,493,731	325,814

Retained earnings
Balance, beginning of period	(25,918,485)	(1,142,373)	(24,501,873)	(1,072,877)
Net loss	(600,945)	(106,472)	(2,017,557)	(175,968)
Balance, end of period	(26,519,430)	(1,248,845)	(26,519,430)	(1,248,845)

Total stockholders’ equity (deficiency)	$(1,025,699)	$(923,031)	$(1,025,699)	$(923,031)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended
	2020	2019
	(Restated)

Operating activities
Net loss	$(2,017,557)	$(175,968)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	5,276	5,276
Amortization of beneficial conversion feature related to convertible notes	138,422	–
Stock based payment expense for consulting and compensation	1,500,187	47,000
Changes in operating assets and liabilities:
Increase in other current assets	7,704	–
(Decrease)/increase in accounts payable	(17,615)	2,380
Increase in accrued wages	12,587	60,000
Increase in consulting fees charged to notes payable	–	8,750
Increase in accrued interest	56,660	33,801
Net cash used in operating activities	(314,336)	(18,761)

Financing activities
Proceeds from notes payable	150,000	19,000
Net cash provided by financing activities	150,000	19,000

Net change in cash and cash equivalents	(164,336)	239
Cash and cash equivalents, beginning of period	167,095	390
Cash and cash equivalents, end of period	$2,759	$629

Noncash transactions:
Beneficial conversion feature related to convertible notes	$85,430	$–
Notes payable converted to common stock	–	25,314

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

The adjustments required to correct the foregoing treatment of such costs for the three and six months ended January 31, 2020 resulted in a non-cash increase in research & development expense and a decrease of intangible assets of $22,032,061, a decrease in contingent liability of $144,000. For the three and six months ended January 31, 2020 and 2019, general and administrative expense decreased $546,845 and $1,092,510, respectively, due to the reduction in amortization expense related to the intangible assets.

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

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Balance Sheet, Statement of Operations, Statements of Stockholders’ Equity (Deficiency), and Statement of Cash Flows as of January 31, 2020 and for the three months and six months then ended to the corresponding restated financial statements for that period end.

Odyssey Group International, Inc.

Balance Sheets

(Unaudited)

	As of January 31, 2020
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$2,759	$–	$2,759
Prepaid expenses	295,129	–	295,129
Total current assets	297,888	–	297,888
Property and equipment, net	1,241	–	1,241
Intangible assets, net	22,042,061	(22,032,061)	10,000
Total assets	$22,341,190	$(22,032,061)	$309,129
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$30,128	$–	$30,128
Accrued wages	310,134	–	310,134
Contingent liability	144,000	(144,000)	–
Notes payable, including accrued interest	994,566	–	994,566
Total liabilities	1,478,828	(144,000)	1,334,828
Stockholders' equity (deficiency):			–
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 87,190,400 and 86,990,400 issued and outstanding	87,190	–	87,190
Additional paid-in capital	25,406,541	–	25,406,541
Deficit	(4,631,369)	(21,888,061)	(26,519,430)
Total stockholders’ equity (deficiency)	20,862,362	(21,888,061)	(1,025,699)
Total liabilities and stockholders’ equity (deficiency)	$22,341,190	$(22,032,061)	$309,129

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended			Six Months Ended
	January 31, 2020			January 31, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenues	$–	$–	$–	$–	$–	$–

Costs of goods sold	–	–	–	–	–	–

Gross profit	–		–	–	–	–

General and administrative expense	1,045,419	(545,665)	499,754	2,914,985	(1,092,510)	1,822,475

Loss from operations	(1,045,419)	545,665	(499,754)	(2,914,985)	1,092,510	(1,822,475)

Interest expense	(101,191)	–	(101,191)	(195,082)	–	(195,082)
Net loss	$(1,146,610)	$545,665	$(600,945)	$(3,110,067)	$1,092,510	$(2,017,557)

Basic net loss per share:	$(0.01)	$0.01	$(0.01)	$(0.04)	$0.01	$(0.02)

Weighted average number of shares	87,123,009	87,123,009	87,123,009	87,167,772	87,167,772	87,167,772

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended			Six Months Ended
	January 31,			January 31,
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Common stock and paid-in capital
Balance, beginning of period	$25,041,856	$–	$25,041,856	$23,908,114	$–	$23,908,114
Common stock issued for services	451,875	–	451,875	1,500,187	–	1,500,187
Warrants and beneficial conversion feature issued in connection with convertible notes	–	–	–	85,430	–	85,430
Note payable converted to common stock	–	–	–	–	–	–
Common stock issued for compensation	–	–	–	–	–	–
Balance, end of period	25,493,731	–	25,493,731	25,493,731	–	25,493,731

Retained earnings
Balance, beginning of period	(3,484,759)	(22,433,726)	(25,918,485)	(1,521,302)	(22,980,571)	(24,501,873)
Net loss	(1,146,610)	545,665	(600,945)	(3,110,067)	1,092,510	(2,017,557)
Balance, end of period	(4,631,369)	(21,888,061)	(26,519,430)	(4,631,369)	(21,888,061)	(26,519,430)

Total stockholders’ equity (deficiency)	$20,862,362	$(21,888,061)	$(1,025,699)	$20,862,362	$(21,888,061)	$(1,025,699)

Odyssey Group International, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended
	January 31, 2020
	As Previously Reported	Adjustments	As Restated
Operating activities
Net loss	$(3,110,067)	$1,092,510	$(2,017,557)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	1,097,786	(1,092,510)	5,276
Amortization of beneficial conversion feature related to convertible notes	138,422	–	138,422
Stock based payment expense for consulting and compensation	1,500,187	–	1,500,187
Changes in operating assets and liabilities:
Increase in other current assets	7,704	–	7,704
(Decrease)/increase in accounts payable	(17,615)	–	(17,615)
Increase in accrued wages	12,587	–	12,587
Increase in consulting fees charged to notes payable	–	–	–
Increase in accrued interest	56,660	–	56,660
Net cash used in operating activities	(314,336)	–	(314,336)

Financing activities
Proceeds from notes payable	150,000	–	150,000
Net cash provided by financing activities	150,000	–	150,000

Net change in cash and cash equivalents	(164,336)	–	(164,336)
Cash and cash equivalents, beginning of period	167,095	–	167,095
Cash and cash equivalents, end of period	$2,759	$–	$2,759

Noncash transactions:
Beneficial conversion feature related to convertible notes	$85,430	–	$85,430

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

Research and development expense

Research and development costs are expensed in the period when incurred. For each the six months ended April 30, 2020, and 2019, the Company recognized research and development expense of $10,000 and zero, respectively.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at January 31, 2020 and 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	Three months ended January 31,				Six months ended January 31,
	(Unaudited)				(Unaudited)
	2020		2019		2020		2019
US federal statutory rates	21%		21%		21%		21%
Valuation allowance	(21%	)	(21%	)	(21%	)	(21%	)
Effective tax rate	0%		0%		0%		0%

The Company’s tax provision (benefit) was as follows:

	January 31, 2020	July 31, 2019
	(Unaudited)
Current deferred	$(88,900)	$(246,200)
Increase in valuation allowance	88,900	246,200
Total	$–	$–

The Company’s net deferred tax asset as of January 31, 2020 and July 31, 2019 is as follows:

	January 31, 2020	July 31, 2019
	(Unaudited)
Deferred tax asset	$(335,100)	$(246,200)
Valuation allowance	335,100	246,200
Net deferred tax asset	$–	$–

As of January 31, 2020, the Company had $1,244,703 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2035. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $88,900 for the six months ended January 31, 2020, related to the current year activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of January 31, 2020, there were no unrecognized tax benefits, or any tax related interest or penalties.

The Company does not have any examinations ongoing. Tax returns for the years 2014 onwards are subject to federal, state or local examinations.

11. Going Concern

We have a deficit of $26,519,430 as of January 31, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at January 31, 2020, of $2,759, may not provide enough working capital to meet our current operating expenses through March 12, 2021, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Due to officers

During the three months ended January 31, 2020, officers of the Company incurred $5,000 in accrued expenses and the amount is included in accounts payable at January 31, 2020.

Accounts Payable

	Six months ended	Year Ended
	January 31, 2020	July 31, 2019
Joseph M. Redmond, CEO	$1,500	$30,060
Christine Farrell, Controller	20,000	–
Total	$21,500	$30,060

Accrued Compensation

Total
Balance 7/31/2018	$80,000
2019 Salary	120,000
Payments	(18,462)
Balance 7/31/2019	$181,538
Salary	27,692
Payments	(55,385)
Balance 10/31/2019	$153,846
Salary	32,308
Payments	(27,692)
Balance 01/31/2020	$158,461

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

Overview

We have a deficit of $26,519,430 as of January 31, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $2,759 available at January 31, 2020, may not provide enough working capital to meet our current operating expenses through March 12, 2021, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

The adjustments required to correct the foregoing treatment of such costs for the three and six months ended January 31, 2020 resulted in a non-cash increase in research & development expense and a decrease of intangible assets of $22,032,061, a decrease in contingent liability of $144,000. For the three and six months ended January 31, 2020 and 2019, general and administrative expense decreased $546,845 and $1,092,510, respectively, due to the reduction in amortization expense related to the intangible assets.

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

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the quarters ended January 31, 2020 and 2019. The Company has an operating deficit of $26,519,430 as of January 31, 2020. The operating deficit indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Overall operating expenses increased $409,991 or 456.8% and $1,680,308 or 1,181.9%, respectively, in the three and six-month periods ended January 31, 2020 compared to the same periods of 2019. The increase in the three and six-months ended was primarily due to $192,911 or 1,978.6% and $325,018 or 1,566.4%, respectively, increase in legal and professional fees, $184,375 or 100% and $1,235,187 or 100%, respectively, increase board stock expense.

Interest expense

Interest expense was $101,191 and $16,709 for the three months ended January 31, 2020 and 2019, and $195,082 and $33,801 for the six-months ended January 31, 2020 and 2019. The increase in interest expense for the three and six-month periods ended January 31, 2020, is attributed to the increased balance of notes payable due and the amortization of debt discounts.

Net Loss

Net loss increased $494,473 or 464.4% and $1,841,589 or 1,046.6%, respectively, in the three and six-month periods ended January 31, 2020 compared to the same periods of 2019, primarily as a result of the increased in operating and interest expense.

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

