Form 10-Q/A
period 2020-04-30
Odyssey Group International, Inc.
filed 2020-11-13
CIK 1626644

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

ODYSSEY GROUP INTERNATIONAL, INC.

Explanatory Note

During the year ended July 31, 2019, the Company acquired various intellectual properties. In preparing the financial statements, management and the audit committee determined that the intellectual property acquired be amortized over the life of the underlying patents. On subsequent review, it was determined that a reduction of the intellectual property and resulting increase in research and development expense more appropriately reflects the financial condition of the Company. This restatement was reflected in the Form 10-K/A filed on November 13, 2020.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Odyssey Group International, Inc. for the quarterly period ended April 30, 2020, as filed with the Securities and Exchange Commission ("SEC") on June 4, 2020 (the "Original Filing"). Subsequent to its Original Filing, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the fourth quarter of 2019 through the third quarter of 2020 (collectively, the “Affected Periods”) should be restated due to the misapplication of the accounting regarding the capitalization of research and developments costs.

The Company has determined that the research and developments costs previously capitalized in the intangible assets should be recognized as research and development expenses to be in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)). Pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use, in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred. In the Affected Reports the Company recorded such development cost as intangible assets. The adjustments required to correct the foregoing treatment of such costs resulted in a non-cash increase in research & development expense and a decrease of net intangible assets for the fiscal year ended July 31, 2019. For the three and nine months ended April 30, 2020, general and administrative expense is reduced due to a reduction in amortization expense related to the intangible assets. Also, in preparation of its year end accounting, management discovered that restricted stock expense as previously reported for the three months ended April 30, 2020 was overstated.

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

2

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended April 30, 2020

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Group International, Inc.

Balance Sheets

	April 30, 2020	July 31, 2019
	(Unaudited)
	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$26,642	$167,095
Prepaid expenses	143,902	302,833
Loan receivable	100,000	50,000
Total current assets	270,544	519,928
Property and equipment, net	1,103	1,517
Intangible assets, net	7,500	15,000
Total assets	$279,147	$536,445
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$64,916	$47,743
Accrued wages	314,946	297,547
Notes payable, including accrued interest	1,127,551	784,913
Total liabilities	1,507,413	1,130,203
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 87,190,400 and 86,990,400 issued and outstanding	87,190	86,990
Additional paid-in capital	26,203,248	23,821,124
Deficit	(27,518,704)	(24,501,872)
Total stockholders’ equity (deficiency)	(1,228,266)	(593,758)
Total liabilities and stockholders’ equity (deficiency)	$279,147	$536,445

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(Restated)		(Restated)

Revenues	$–	$–	$–	$–

Costs of goods sold	–	–	–	–

Gross profit	–	–	–	–

General and administrative expense	867,665	45,189	2,690,140	187,356

Loss from operations	(867,665)	(45,189)	(2,690,140)	(187,356)

Interest expense	(131,610)	(17,580)	(326,692)	(51,381)
Net loss	$(999,275)	$(62,769)	$(3,016,832)	$(238,737)

Basic net loss per share:	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares	87,170,622	68,660,007	87,113,296	64,858,269

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(Restated)		(Restated)

Common stock and paid-in capital
Balance, beginning of period	$25,493,732	$325,814	$23,908,113	$253,500
Common stock issued for services	546,706	6,000	2,046,895	6,000
Warrants and beneficial conversion feature issued in connection with convertible notes	250,000	–	335,430	–
Note payable converted to common stock	–	–	–	25,314
Common stock issued for compensation	–	–	–	47,000
Balance, end of period	26,290,438	331,814	26,290,438	331,814

Retained earnings
Balance, beginning of period	(26,519,429)	(1,248,845)	(24,501,872)	(1,072,877)
Net loss	(999,275)	(62,769)	(3,016,832)	(238,737)
Balance, end of period	(27,518,704)	(1,311,614)	(27,518,704)	(1,311,614)

Total stockholders’ equity (deficiency)	$(1,228,266)	$(979,800)	$(1,228,266)	$(979,800)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2020	2019
	(Restated)

Operating activities
Net loss	$(3,016,832)	$(238,737)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	7,915	7,914
Amortization of beneficial conversion feature related to convertible notes	352,384	–
Stock based payment expense for consulting and compensation	2,046,895	47,000
Change in operating assets and liabilities:
Decrease in other current assets	158,932	–
Increase/(decrease) in accounts payable	17,173	(14,420)
Increase in accrued wages	17,399	90,000
Increase in consulting fees charged to notes payable	–	8,750
Increase in accrued interest	75,681	51,381
Net cash used in operating activities	(340,453)	(48,112)

Financing activities
Proceeds from notes payable	200,000	48,050
Net cash provided by financing activities	200,000	48,050

Net change in cash	(140,453)	(62)
Cash, beginning of period	167,095	390
Cash, end of period	$26,642	$328

Noncash transactions:
Common stock issued for consulting services	–	6,000
Note payable converted to common stock	–	25,314
Beneficial conversion feature related to convertible notes	335,430	–
Note receivable related to a note payable	100,000	–

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

The adjustments required to correct the foregoing treatment of such costs for the three and nine months ended April, 30 2020, resulted in a non-cash increase in research & development expense and a decrease of intangible assets of $21,486,396 a decrease in contingent liability of $144,000. For the three and nine months ended April 30, 2020, general and administrative expense decreased $877,384 and $1,969,894, respectively, due to the reduction in amortization expense related to the intangible assets of $565,664 and $1,638,174 and the decrease in stock expense of $331,720 related to the overstatement of restricted stock expense previously reported for the three months ended April 30, 2020.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the correction of a misstatement discussed above as well as to add disclosure language as appropriate:

Note 3. Summary of Significant Accounting Policies

Note 5. Intangible Assets

Note 9. Income Taxes

Note 10. Going Concern

Note 11. Related Party Transactions

The financial statement misstatements reflected in the table below did not impact cash flows from operations, investing, or financing activities in the Company’s consolidated statements of cash flows for any period previously presented.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Balance Sheet, Statement of Operations, Statements of Stockholders’ Equity (Deficiency), and Statement of Cash Flows as of April 30, 2020 and for the three months and nine months then ended to the corresponding restated financial statements for that period end.

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	As of April 30, 2020
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$26,642	$–	$26,642
Prepaid expenses	143,902	–	143,902
Loan receivable	100,000	–	100,000
Total current assets	270,544	–	270,544
Property and equipment, net	1,103	–	1,103
Intangible assets, net	21,493,896	(21,486,396)	7,500
Total assets	$21,765,543	$(21,486,396)	$279,147
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$64,916	$–	$64,916
Accrued wages	314,946	–	314,946
Contingent liability	144,000	(144,000)	–
Notes payable, including accrued interest	1,127,551	–	1,127,551
Total liabilities	1,651,413	(144,000)	1,507,413
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 87,190,400 and 86,990,400 issued and outstanding	87,190	–	87,190
Additional paid-in capital	26,534,968	(331,720)	26,203,248
Deficit	(6,508,028)	(21,010,676)	(27,518,704)
Total stockholders’ equity (deficiency)	20,114,130	(21,342,396)	(1,228,266)
Total liabilities and stockholders’ equity (deficiency)	$21,765,543	$(21,486,396)	$279,147

Odyssey Group International, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended			Nine Months Ended
	April 30, 2020			April 30, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenues	$–	$–	$–	$–	$–	$–

Costs of goods sold	–	–	–	–	–	–

Gross profit	–	–	–	–	–	–

General and administrative expense	1,745,049	(877,384)	867,665	4,660,034	(1,969,894)	2,690,140

Loss from operations	(1,745,049)	877,384	(867,665)	(4,660,034)	1,969,894	(2,690,140)

Interest expense	(131,610)		(131,610)	(326,692)	–	(326,692)
Net loss	$(1,876,659)	$877,384	$(999,275)	$(4,986,726)	$1,969,894	$(3,016,832)

Basic net loss per share:	$(0.02)	$0.01	$(0.01)	$(0.06)	$0.02	$(0.03)

Weighted average number of shares	87,190,400	87,190,400	87,190,400	87,123,187	87,123,187	87,123,187

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Three Months Ended			Nine Months Ended
	April 30, 2020			April 30, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Common stock and paid-in capital
Balance, beginning of period	$25,493,732	$–	$25,493,732	$23,908,113	$–	$23,908,113
Common stock issued for services	878,426	(331,720)	546,706	2,378,615	(331,720)	2,046,895
Warrants and beneficial conversion feature issued in connection with convertible notes	250,000	–	250,000	335,430	–	335,430
Note payable converted to common stock	–	–	–	–	–	–
Common stock issued for compensation	–	–	–	–	–	–
Balance, end of period	26,622,158	(331,720)	26,290,438	26,622,158	(331,720)	26,290,438

Retained earnings
Balance, beginning of period	(4,631,369)	(21,888,061)	(26,519,430)	(1,521,302)	(22,980,570)	(24,501,872)
Net loss	(1,876,659)	(877,384)	(999,275)	(4,986,726)	(1,969,894)	(3,016,832)
Balance, end of period	(6,508,028)	(21,010,676)	(27,518,704)	(6,508,028)	(21,010,676)	(27,518,704)

Total stockholders’ equity (deficiency)	$20,114,130	$(21,342,396)	$(1,228,266)	$20,114,130	$(21,342,396)	$(1,228,266)

Odyssey Group International, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30, 2020
	As Previously Reported	Adjustments	As Restated

Operating activities
Net loss	$(4,986,726)	$1,969,894	$(3,016,832)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization expense	1,646,089	(1,638,174)	7,915
Amortization of beneficial conversion feature related to convertible notes	352,384	–	352,384
Stock based payment expense for consulting and compensation	2,378,615	(331,720)	2,046,895
Change in operating assets and liabilities:
Decrease in other current assets	158,932	–	158,932
Increase/(decrease) in accounts payable	17,173	–	17,173
Increase in accrued wages	17,399	–	17,399
Increase in consulting fees charged to notes payable	–	–	–
Increase in accrued interest	75,681	–	75,681
Net cash used in operating activities	(340,453)	–	(340,453)

Financing activities
Proceeds from notes payable	200,000	–	200,000
Net cash provided by financing activities	200,000	–	200,000

Net change in cash	(140,453)	–	(140,453)
Cash, beginning of period	167,095	–	167,095
Cash, end of period	$26,642	$–	$26,642

Noncash transactions:
Beneficial conversion feature related to convertible notes	335,430		335,430
Note receivable related to a note payable	100,000		100,000

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

Research and development expense

Research and development costs are expensed in the period when incurred. For each the nine months ended April 30, 2020, and 2019, the Company recognized research and development expense of $10,000 and zero, respectively.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at April 30, 2020 and 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

9. Income Taxes

We file income tax returns in the U.S. federal jurisdiction and the various states in which we operate. The Company registered with the Franchise Tax Board in the State of California in tax year 2020, but was not required to file a tax return for tax year 2019. The Company’s tax returns are currently not under examination for any year. The Company’s deferred tax assets consist of federal net operating loss carryforwards that expire through the year 2035. The deferred tax assets are net of a 100% valuation allowance as it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 10).

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	Three months ended April 30,				Nine months ended April 30,
	(Unaudited)				(Unaudited)
	2020		2019		2020		2019
US federal statutory rates	21%		21%		21%		21%
Valuation allowance	(21%	)	(21%	)	(21%	)	(21%	)
Effective tax rate	0%		0%		0%		0%

The Company’s tax provision (benefit) was as follows:

	April 30, 2020	July 31, 2019
	(Unaudited)
Current deferred	$(130,500)	$(246,200)
Increase in valuation allowance	130,500	246,200
Total	$–	$–

The Company’s net deferred tax asset as of April 30, 2020 and July 31, 2019 is as follows:

	April 30, 2020	July 31, 2019
	(Unaudited)
Deferred tax asset	$(376,700)	$(246,200)
Valuation allowance	376,700	246,200
Net deferred tax asset	$–	$–

As of April 30, 2020, the Company had $1,442,812 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2035. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $130,500 for the nine months ended April 30, 2020, related to the current year activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of April 30, 2020, there were no unrecognized tax benefits, or any tax related interest or penalties.

The Company does not have any examinations ongoing. Tax returns for the years 2014 onwards are subject to federal, state or local examinations.

10. Going Concern

We have a deficit of $27,518,704 as of April 30, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at April 30, 2020, of $26,642, may not provide enough working capital to meet our current operating expenses through June 4, 2021, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Due to officers

During the three months ended April 30, 2020, officers of the Company incurred $21,138 in accrued expenses and the amount is included in accounts payable at April 30, 2020.

Accounts Payable

	Nine months ended	Year Ended
	April 30, 2020	July 31, 2019
Joseph M. Redmond, CEO	$1,138	$30,060
Christine Farrell, Controller	20,000	–
Total	$21,138	$30,060

Accrued Compensation

Total
Balance 7/31/2018	$80,000
2019 Salary	120,000
Payments	(18,462)
Balance 7/31/2019	$181,538
Salary	27,692
Payments	(55,385)
Balance 10/31/2019	$153,846
Salary	32,308
Payments	(27,692)
Balance 01/31/2020	$158,461
Salary	36,923
Payments	(36,923)
Balance 04/30/2020	$158,461

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

12. Subsequent Events

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

We have a deficit of $27,518,704 as of April 30, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at April 30, 2020, of $26,642, may not provide enough working capital to meet our current operating expenses through June 4, 2021, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

The adjustments required to correct the foregoing treatment of such costs for the three and nine months ended April, 30 2020, resulted in a non-cash increase in research & development expense and a decrease of intangible assets of $21,486,396 a decrease in contingent liability of $144,000. For the three and nine months ended April 30, 2020, general and administrative expense decreased $877,384 and $1,969,894, respectively, due to the reduction in amortization expense related to the intangible assets of $565,664 and $1,638,174 and the decrease in stock expense of $331,720 related to the overstatement of restricted stock expense previously reported for the three months ended April 30, 2020.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the correction of a misstatement discussed above as well as to add disclosure language as appropriate:

Note 3. Summary of Significant Accounting Policies

Note 5. Intangible Assets

Note 9. Income Taxes

Note 10. Going Concern

Note 11. Related Party Transactions

The financial statement misstatements reflected in the table below did not impact cash flows from operations, investing, or financing activities in the Company’s statements of cash flows for any period previously presented.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company has not realized any revenues for the quarters ended April 30, 2020 and 2019. The Company has an operating deficit of $27,518,704 as of April 30, 2020. The operating deficit indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Overall operating expenses increased $822,475 or 1,820 % and $2,510,697 or 1,399%, respectively, in the three and nine month periods ended April 30, 2020, compared to the same periods of 2019. The increase in the three and nine months ended was primarily due to $530,433 or 8,841% and $855,451 or 3,198%, respectively, increase in legal and professional fees, and $184,375 or 100% and $1,419,562 or 100%, respectively, increase board restricted stock expense.

Interest expense

Interest expense was $131,610 and $17,580 for the three months ended April 30, 2020 and 2019, and $326,692 and $51,381 for the nine months ended April 30, 2020 and 2019. The increase in interest expense for the three and nine month periods ended April 30, 2020, is attributed to the increased balance of notes payable due and the amortization of debt discounts.

Net Loss

Net loss increased $936,506 or 1,492% and $2,786,009 or 1207%, respectively, in the three and nine month periods ended April 30, 2020 compared to the same periods of 2019, primarily as a result of the increased in operating and interest expense.

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

November 13, 2020	ODYSSEY GROUP INTERNATIONAL, INC.

	By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, Chief Financial Officer, President and Director
(Principal Executive Officer and Principal Financial Officer)

