Form 10-K
period 2020-07-31
Odyssey Group International, Inc.
filed 2020-11-16
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price ($2.00) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (January 31, 2020).	$159,200,200

Number of shares of common stock outstanding as of November 13, 2020	90,570,202

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The Company hereby incorporates by reference all of the reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including but not limited to: None

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2020

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

Our shares of common stock are listed on the OTCQB Marketplace (“OTC”) and there is currently very little public market for our common stock.

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

General

Odyssey was formed as a publicly held holding company with an emphasis on the development and acquisition of medical products and health related technologies. We are focused on building and acquiring technologies that have a technological advantage and a substantial market opportunity within significant target markets across the globe. The corporate mission is to create or acquire distinct technologies and intellectual property with an emphasis on acquisition targets that will generate positive cash flow. Our strategic mission is to deliver financial results, which yield high rates of returns for our shareholders and partners. The Company’s leadership team has significant experience and capabilities to further refine the technologies and submit to the appropriate regulatory agencies for marketing approval.

Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. The Company has product development projects in three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save A Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders.

We intend to acquire other technologies and assets and plan to be a multi-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets.

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

For a complete description of our business, financial condition, results of operations and other important information, we refer you to our filings with the SEC that are incorporated by reference in this Annual Report, including our Annual Report on Form 10-K for the year ended July 31, 2019 and our Quarterly Reports on Form 10-Q for the periods ended October 31, 2019, January 31, 2020 and April 30, 2020, as amended by the filings of Form 10K/A for the period ended July 31, 2019 and Quarterly Reports on Form 10-Q/A for the periods ended October 31, 2019, January 31, 2020 and April 30, 2020 filed and with the Securities and Exchange Commission on November 13, 2020. For instructions on how to find copies of these documents, see the section entitled “Where You Can Find More Information”.

Financial Information about Industry Segments

We do not report our revenues or expenses by segment. See financial statements.

Our Growth Strategy

Once the U.S. Food and Drug Administration (the “FDA”) clears us to market the CardioMap® and Save a Life products, we intend to enter into agreements with qualified distributors throughout the United States and internationally, including: Europe, South America, Africa, India and China. We intend to require such distributors to pay us an initial license fee, as well as royalties based on gross sales. Retaining exclusivity, we will bill based on a mutually agreeable semi-annual or quarterly sales minimum. We have determined to focus on international growth because, generally, such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

Our objective is to grow revenue through marketing and sales of each of our products, CardioMap® and Save a Life, once they gain regulatory approvals. Although no assurances can be given, management anticipates company growth from the following areas:

1)	Distribution or License Agreements. In most cases, we will enter into distribution agreements with companies who have sales professionals with experience selling through a variety of sales methods. These distribution agreements will allow us to more quickly achieve sales and revenue in the health products industries.

2)	Generate revenues from sales of CardioMap® and Save a Life. We intend to market CardioMap® and Save a Life through third party distributors and through our own efforts.

3)	Identify and develop CardioMap® for additional proprietary uses of the product. We intend to identify new areas of the human body to map utilizing CardioMap® technology such as the brain, liver and kidney.

4)	The development and acquisition of new products. We intend to market any new products that may be developed or acquired. We intend, as capital resources permit, to develop such opportunities if and when they present themselves.

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

Once FDA cleared, CardioMap® could provide a better level of diagnosis with its improved sensitivity levels that can detect early warning signs that would normally be invisible with standard ECG devices. The system is designed to dramatically cut the costs associated with the detection of ischemic heart disease and will prove to be an invaluable testing device for cardiologists, physicians, clinics, hospitals, the fitness industry, sports teams, emergency facilities and general public. CardioMap® was developed by VE Science Technology LLC, from whom we have purchased the product rights. In order to sell, market and distribute the CardioMap® product, clearance from the FDA is required. Such clearance has not been obtained at this time.

Product Development Plan:

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	In Process; Testing	TBD	TBD

The product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

About Save-a-Life®

The Save a Life® (“SAL”) choking rescue device is in development and being designed to be a safe, and easy to use device for removing a lodged mass or bolus from the throat of a choking victim. The device includes a pump for creating a vacuum chamber, which is connected seamlessly with a replaceable/disposable mouthpiece. In an emergency the SAL may be easily inserted into the victim’s mouth, which depresses the tongue providing a clear application. By pressing a button on the device, the device will deliver the appropriate amount of instantaneous vacuum to dislodge the mass or bolus in the throat without harm or damage to the victim. The application will be instantly effective as the device is operational and effective in a matter of seconds. In order to sell, market and distribute the Save-a-Life product, clearance from the FDA is required. Such clearance has not been obtained at this time. The Development Plan for commercializing the Save-a-Life product is below.

Product Development Plan

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete – in testing phase	TBD	TBD	TBD

Product development plan are estimates only and are subject to change based on funding, technical risks and regulatory approvals.

The Save a Life has a number of advantages and features. The highlights are:

-	Easy to Use – The product is designed to be used by adults and children. The tongue depressor vacuum tube is inserted versus trying to place and keep a mask on a traumatized patient. Management also believes the product can be self-administered.

-	Smart Patented Design - The product is designed specifically to immobilize the palate from reflex spasm and open the air passage using a replaceable tongue depressor vacuum tube. A controlled vacuum action (manual or CO2 powered), with specific negative pressure, has been carefully calculated enabling the lifting of a lodged mass from the throat, so it may be ejected by reflexive coughing. This device utilizes a negative pressure to gently uplift the object from the larynx, at which point it will be coughed upward and outward reflexively.

-	Used on Anyone – The SAL is designed to be used on infants (20 months plus) to elderly adults. Also, it can be use on pregnant women and others who the Heimlich maneuver cannot help.

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

The product development plan is an estimate only and is subject to change based on funding, technical risks and regulatory approvals.

Competition

We believe that the primary competition for our products and services is from existing companies offering EKG equipment and anti-choking devices, as well as other pharmaceutical companies engaged in the development of Orphan drugs.

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

Where you can find more information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://www.odysseygi.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Relating to our Business

The Company is a development stage company with little operating history, a history of losses and the company cannot assure profitability.

The Company has been incurring operating losses and cash flow deficits since the inception of such operations. The Company’s lack of operating history, and the lack of historical pro forma combined financial information for the Company, makes it difficult for investors to evaluate the Company’s prospects for success. Prospective investors should consider the risks and difficulties the Company might encounter, especially given the Company’s lack of an operating history or historical pro forma combined financial information. There is no assurance that the Company will be successful, and the likelihood of success must be considered in light of its relatively early stage of operations. As the Company has not begun to generate revenue, it is extremely difficult to make accurate predictions and forecasts of its finances. There is no guarantee that the Company’s products or services will be attractive to potential consumers.

Substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the development stage and is currently seeking additional capital, mergers, acquisitions, joint ventures, partnerships and other business arrangements to expand its product offerings and grow its revenue. The Company’s ability to continue as a going concern is dependent upon its ability in the future to grow its revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet its obligations and repay its liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance the operations of the Company; however, there can be no certainty that such funds will be available at terms acceptable to the Company. These conditions indicate the existence of material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern.

We have not generated any revenue or profit from operations since our inception. We expect that our operating expenses will increase over the next twelve months in order to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We are currently in discussions with a number of institutional investors who could provide the capital required for our ongoing operations. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

The Company had negative cash flow for the fiscal year ended July 31, 2020

The Company had negative operating cash flow for the fiscal year ended July 31, 2020. To the extent that the Company has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company. The Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management.

The Company’s actual financial position and results of operations may differ materially from management’s expectations.

The Company has experienced some changes in its operating plans and certain delays in its plans. As a result, the Company’s revenue, net income and cash flow may differ materially from the Company’s projected revenue, net income and cash flow. The process for estimating the Company’s revenue, net income and cash flow requires the use of estimates and assumptions. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect the Company’s financial condition or results of operations.

The Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our Common Shares may significantly decrease.

Our success depends on the viability of our business model, which is unproven and may be unfeasible.

Our revenue and income potential are unproven, and the business model of Odyssey is new. Our new business model is based on a variety of assumptions based on a growing trend in the health care systems in the United States and many other countries, where we are seeing a movement towards preventative medicine that is directly decreasing general health care costs. The CardioMap®, through its screening and predictive values, is a tool that might be implemented in this preventative approach. Considering heart disease-caused deaths are still the number one cause of death and one of the most important health care costs factors, the CardioMap® device has potential value in any medical practice. Once cleared, it could be an ideal device, allowing insurance companies to cut costs through early diagnostic and preventative care. These assumptions may not reflect the business and market conditions we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable.

The Save a Life choking rescue device is in the early development stage and is un-proven for commercial use. Further development is required, and the final product will require FDA clearance.

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

If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, would be limited significantly. We will also scale back or delay implementation of research and development of new products. Thus, the unavailability of capital could substantially harm our business, results of operations and financial condition.

The capital requirements necessary to implement our business plan initiatives could pose additional risks to our business and stockholders.

We require additional debt or equity financing to implement our business plan and marketing strategy. Since the terms and availability of such financing depend, to a large degree, on general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which also are beyond our control, such as interest rates and national and local economic conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, then we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders.

Failure to implement our business strategy could adversely affect our operations.

Our financial position, liquidity and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include:

•	successful sales through indirect sales distribution;

•	continued investment in technology to support operating efficiency; and

•	continued access to significant funding and liquidity sources.

•	achieving the desired cost of goods on inventory

•	obtaining the required regulatory clearances from the FDA;

Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

Our inability to attract, train and retain additional qualified personnel may harm our business and impede the implementation of our business strategy.

We need to attract, integrate, motivate and retain a significant number of additional personnel in 2020 and beyond. Competition for these individuals in our industry and geographic region is intense, and we may be unable to attract, assimilate or retain such highly qualified personnel in the future. Our business cannot continue to grow if we are unable to attract such qualified personnel. Our failure to attract and retain highly trained personnel that are essential to our business may limit our growth rate, which would harm our business and impede the implementation of our business strategy.

The Company may be unable to adequately protect its proprietary and intellectual property rights.

The Company’s ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that it may develop in the future. The Company intends to protect its proprietary rights by relying on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of the Company’s intellectual property:

•	the market for the Company’s products and services may depend to a significant extent upon the goodwill associated with its trademarks and trade names, and its ability to register its intellectual property under U.S. federal and state law.

•	patents in the medical device industry involve complex legal and scientific questions and patent protection may not be available for some or any products.

•	the Company’s applications for trademarks and copyrights relating to its business may not be granted and, if granted, may be challenged or invalidated.

•	issued patents, trademarks and registered copyrights may not provide the Company with competitive advantages.

•	the Company’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of any its products or intellectual property.

•	the Company’s efforts may not prevent the development and design by others of products similar to, competitive with, or superior to those the Company develops.

•	another party may obtain a blocking patent and the Company would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in its products.

•	the expiration of patent or other intellectual property protections for any assets owned by the Company could result in significant competition, potentially at any time and without notice, resulting in a significant reduction in sales. The effect of the loss of these protections on the Company and its financial results will depend, among other things, upon the nature of the market and the position of the Company’s products in the market from time to time, the growth of the market, the complexities and economics of manufacturing a competitive product and regulatory approval requirements but the impact could be material and adverse. The Company may be forced to litigate to defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights.

We may not be able to protect intellectual property that we hope to acquire, which could adversely affect our business.

The companies that we hope to acquire may rely on patent, trademark, trade secret, and copyright protection to protect their technology. We believe that technological leadership can be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as patents. We may not secure future patents; and patents that we may secure may become invalid or may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents. We also expect to rely upon a combination of copyright, trademark, trade secret, and other intellectual property laws to protect our proprietary rights by entering into confidentiality agreements with our employees, consultants, and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps to be taken by us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations. While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and significant liabilities to third parties, any of which could have a material adverse effect on our business.

We may not be able to protect our trade names and domain names.

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name Odyssey Group International, Inc. Domain names are generally regulated by Internet regulatory bodies, are subject to change, and, in some cases, may be superseded, in some cases by-laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as ascertain other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another's trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

The Company may be forced to litigate to enforce or defend its intellectual property rights, to protect its trade secrets or to determine the validity and scope of other parties’ proprietary rights.

Any such litigation could be very costly and could distract management from focusing on operating the Company’s business. The existence and/or outcome of any such litigation could harm the Company’s business. The Company may become subject to litigation, including for possible product liability claims, which may have a material adverse effect on the Company’s reputation, business, results from operations, and financial condition. The Company may be named as a defendant in a lawsuit or regulatory action. The Company may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability and business loss claims. Any such losses could have a material adverse effect on the Company’s business, results of operations, sales, cash flow or financial condition. Further, the administration of medical substances to humans can result in product liability claims by consumers. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against the Company. The Company may not be able to obtain or maintain adequate insurance or other protection against potential liabilities arising from product sales. Product liability claims could also result in negative perception of the Company’s products or other reputational damage which could have a material adverse effect on the Company’s business, results of operations, sales, cash flow or financial condition.

We may fail to defend the Company from infringement litigation.

The Company could be subject to potential infringement actions. The Company's business is "Patent intensive," requiring the Company to constantly search for patented technologies that are not already used by competitors. Any claims for infringement, with or without merit and whether based on allegations that its technology or its intellectual property claims infringe upon the rights of others, could subject the Company to costly litigation and the diversion of financial and human resources, regardless of the ultimate resolution of the claim. If these claims are successful, the Company may be required to modify its products or services and pay financial damages or to attempt to negotiate with third parties for licensing.

The Company may be unable to maintain sufficient product liability insurance.

The Company may incur product liability for products sold through its distribution chain. Consumers may sue if products sold through its distribution chain or purchased through the Company-operated websites are defective or injure the user. This type of claim could require the Company to spend significant time and money in litigation or to pay significant damages. At this time, the Company carries no product liability insurance. As a result, any legal claims, whether or not successful, could seriously damage our reputation and business.

Our products are subject to substantial federal and state regulations.

The Company's research and development activities and the manufacturing and marketing of the Company's products are subject to the laws, regulations, and guidelines and, in some cases, regulatory approvals of governmental authorities in the United States and other countries in which the products are or will be marketed. Specifically, in the United States, the FDA regulates, among other areas, new medical device approvals, prescription drugs and clinical trials of new products and establishes the proper labeling, safety and efficacy of these products and the accuracy of certain marketing claims.

We anticipate significant growth in our business, and any inability to manage such growth could harm our business.

Our success will depend, in part, on our ability to effectively manage our growth and expansion. We plan to expand our business significantly. Any growth in, or expansion of, our business is likely to continue to place a significant strain on our management and administrative resources, infrastructure and systems. In order to succeed, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. Our inability or failure to manage our growth and expansion effectively could substantially harm our business and adversely affect our operating results and financial condition.

Our inability to retain and properly insure against the loss of the services of our executive officer and other key personnel may harm our business and impede the implementation of our business strategy.

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

The Company plans to conduct research and development of products in the health and wellness field. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development require significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that some of our future product candidates will never be successfully developed. If we are unable to successfully develop new products, we may be unable to generate new revenue sources or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our products to generate revenues and achieve profitability.

Superior competitive products may be introduced, or customer needs may change, which would diminish or extinguish the uses for our products. We cannot predict when significant commercial market acceptance for our products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our products, then we may not be able to generate revenues from them. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products that are accepted by customers. If we are unable to cost-effectively achieve acceptance of our products by customers, or if our products do not achieve wide market acceptance, then our business will be materially and adversely affected.

We expect to rely on third parties for the worldwide marketing and distribution of our product candidates, who may not be successful in selling our products.

We currently do not have adequate resources to market and distribute any of our products worldwide and expect to engage third-party marketing and distribution companies to perform these tasks. While we believe that distribution partners will be available, we cannot assure you that the distribution partners, if any, will succeed in marketing our products on a global basis. We may not be able to maintain satisfactory arrangements with our marketing and distribution partners, who may not devote adequate resources to selling our products. If this happens, we may not be able to successfully market our products, which would decrease or eliminate our ability to generate revenues.

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

Our products consist of devices that diagnose heart ailments and dislodge blockage in the airway passage. Our products could malfunction. As a marketer of a medical devices used on the human body, we may be subjected to various product liability claims, including that the products contain defective parts, the products include inadequate instructions as to their uses or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future.

Our management has broad discretion regarding the use of proceeds.

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

We anticipate offering common stock or preferred stock in offerings, which could cause further dilution.

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

Risks Related to Our Financial Condition

Dependence on financing and losses for the foreseeable future.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended July 31, 2020, our net loss was $4,348,855. As of July 31, 2020, we had an accumulated deficit of $28,850,728. As of July 31, 2020, we had current liabilities of $707,062 and current assets of $99,619 and a working capital deficit of $607,443. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Our ability to generate positive cash flows is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing, and general and administrative expenses. In addition, our growth will require a significant investment in working capital. Our business will require significant amounts of working capital to meet our project requirements and support our growth. We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements, let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, and respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations, and financial condition.

Because we may never have net income from our operations, our business may fail.

We have no history of profitability from operations. There can be no assurance that we will ever operate profitably. Our success is significantly dependent on uncertain events, including successful developing our products, establishing satisfactory manufacturing arrangements and processes, and distributing and selling our products. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail, and investors may lose all of their investment in our Company.

We need to raise additional funds, and such funds may not be available on acceptable terms.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for general corporate purposes or for potential acquisitions or investments. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

We participate in transactions and make tax calculations for which the ultimate tax determination may be uncertain.

We participate in many transactions and make tax calculations during the course of our business for which the ultimate tax determination is uncertain. While we believe we maintain provisions for uncertain tax positions that appropriately reflect our risk, these provisions are made using estimates of the amounts expected to be paid based on a qualitative assessment of several factors. It is possible that liabilities associated with one or more transactions may exceed our provisions due to audits by, or litigation with, relevant taxing authorities which may materially adversely affect our financial condition and results of operations.

Risks Related to Our Common Stock and Its Market Value

We have limited capitalization and may require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in our business and industry, and may place us at a competitive disadvantage to competitors with sufficient capitalization. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations. Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

A limited public trading market exists for our common stock, which makes it difficult for our stockholders to sell their common stock on the public markets. Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTC Markets, under the symbol “ODYY,” the trading activity of our common stock is volatile and may not develop or be sustained. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to affect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, and international currency fluctuations, may adversely affect the market price and liquidity of our common stock.

Our common stock may never be listed on a national exchange and is subject to being removed from the OTC Marketplace.

Our common stock is quoted for trading on the OTCQB Marketplace. We still will be unable to list our stock on the OTC Markets Fully Reporting since the price of our stock is below $0.01, and we do not meet the eligibility standards for listing under the OTC Markets Fully Reporting per OTC Markets guidelines. Should we continue to fail to satisfy the eligibility standards of OTC Markets for the OTC Markets Fully Reporting, the trading price of our common stock could continue to suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our stock is categorized as a “penny stock,” as that term is defined in SEC Rule 3a51-1, which generally provides that a “penny stock” is any equity security that has a market price (as defined) less than U.S. $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduce the number of potential investors. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

The sale of shares of our common stock could cause the price of our common stock to decline.

Depending on market liquidity at the time, a sale of shares covered by a registration statement could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under a registration statement, or the anticipation of such a sale, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we otherwise might desire to affect such sales.

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

In addition to the penny stock rules promulgated by the SEC, above, FINRA rules (which would apply to our common stock in the event that our common stock ultimately becomes traded over the counter via the OTC Electronic Bulletin Board) require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Under these FINRA rules, before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. If these FINRA rules were to apply to our common stock, such application would make it more difficult for broker-dealers to recommend that their customers buy our common stock, which could limit the ability to buy and sell our common stock and have an adverse effect on the market value for our shares of common stock.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On August 14, 2020, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“Lincoln Park”) and, on that date, we sold 602,422 shares of our common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a total purchase price of $250,000. We also issued 793,802 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Purchase Agreement. The remaining shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, including that the SEC has declared effective the related registration statement and that such registration statement remains effective. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

Subject to the terms of the Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

We may direct Lincoln Park to purchase up to $10,000,000 worth of shares of our common stock under our agreement over a 36-month period generally in amounts up to 200,000 shares of our common stock (such purchases, “Regular Purchases”), which may be increased to up to 100,000 shares of our common stock depending on the market price of our common stock at the time of sale. Lincoln Park’s committed obligation under any Regular Purchase shall not exceed $50,000 unless the median aggregate dollar value of the volume of shares of common stock during the 20 consecutive trading day period ending on the date of the applicable Regular Purchase equals or exceeds $100,000, in which case Lincoln Park’s committed obligation under such single Regular Purchase shall not exceed $500,000.

The extent to which we rely on Lincoln Park as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10,250,000 under the Purchase Agreement to Lincoln Park, we may still need additional capital to finance our future production plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of common stock to Lincoln Park; you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from our sale of shares of common stock to Lincoln Park, and we could use them for purposes other than those contemplated at the time of the offering. Accordingly, you will be relying on the judgment of our management with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the OTCQB Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

We do not anticipate paying dividends on our common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We currently intend to retain all earnings for our operations. The declaration of dividends is subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act,” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of July 31, 2020, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year-ended July 31, 2020, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal control, which management considers to be material weaknesses. A material weakness in the effectiveness of our internal control over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

It may be time-consuming, difficult, and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal control requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we may conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

Our certificate of incorporation allows our board to create new series of preferred stock without approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock granting holders a preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to redemption of the shares, together with a premium prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Our financial and operating performance is adversely affected by the coronavirus pandemic.

The recent outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Form 10-K, but is expected to result in a material adverse impact on our business, results of operations and financial condition.

Cautionary Note

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of July 31, 2020, our company owns no real property. Our principal address is located at 2372 Morse Avenue, Irvine, CA 92614. Our telephone number is (619) 832-2900. We currently use shared office space and do not pay any monthly rent. We may be obligated to pay rent in the future, but the amount and timing of such obligation is currently unknown.

Item 3.	Legal Proceedings

Our company is not a party to any legal proceeding.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our stock trades on the OTC Markets OTCQB) under the symbol “ODYY”. The following table sets forth the bid prices quoted for our common stock during each quarter, as reported by the OTCQB in the current fiscal year. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended July 31, 2020

Fourth Quarter	$3.50	$0.37
Third Quarter	8.00	0.75
Second Quarter	2.06	1.35
First Quarter	1.35	1.35

Transfer Agent

The Company’s transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of November 13, 2020, 90,570,202 shares of our common stock were outstanding and held approximately 124 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans approved by shareholders at July 31, 2020. We had the following equity awards outstanding pursuant to plans not approved by shareholders at July 31, 2020:

•	stock options exercisable for 15 million shares of our common stock at $0.25 per share, all of which were canceled in September 2020;

•	stock options exercisable for 650,000 shares of our common stock at an average weighted price of $1.40 per share;

•	warrants exercisable for 44,500 shares of our common stock at $1.00 per share; and

•	1,750,000 restricted stock units.

No awards were available for issuance pursuant to any equity compensation plan at July 31, 2020.

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

About CardioMap®

The CardioMap® System will be an internet service based on the new development of Dispersion Mapping Method in ECG analysis for the early, non-invasive testing of a heart disease (“CHD”). The heart monitoring system is intended to provide high quality 3-D visualization and diagnosis of the heart using advanced signal analysis. The product is being designed for use in a professional setting or in remote settings including in-home use.

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

Product Development Plan:

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	In Process; Testing	TBD	TBD

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

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

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

We have an accumulated deficit of $28,850,728 as of July 31, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash available at July 31, 2020, of $62,952, may not provide enough working capital to meet our current operating expenses through November 13, 2021, as we continue to accrue overhead expenses. We will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

Recent Funding

In August 2020, we entered into two funding arrangements. One with Labrys Fund, LP, which provided the Company $315,000 of cash in exchange for a $350,000 promissory note and 420,000 shares of the Company’s common stock. The second arrangement was with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park agreed to purchase up to $10,250,000 worth of the Company’s common stock over a 36-month period in exchange for 793,802 shares of the Company’s common stock with a value of $250,000. Lincoln Park made an initial purchase of 602,422 shares of the Company’s common stock for $250,000. For additional information, see Note 12. Subsequent Events included in Item 8. of this Form 10-K.

If we are unable to raise additional capital by November 13, 2021, we will adjust our current business plan. Due to our lack of additional committed capital, recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company did not have any revenues for the years ended July 31, 2020 and 2019. The Company’s operating deficit of $28,850,728 as of July 31, 2020 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

There are no critical accounting policies or estimates reflected in the accompanying financial statements. Reference is made to the Company’s significant (but not critical) accounting policies set forth in Note 2 to the accompanying financial statements.

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the fiscal years ended July 31, 2020 or 2019. The Company will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

Costs of Goods Sold

Cost of goods sold will consist primarily of amounts paid to third-party manufacturers for the products we purchase for resale.

The Company did not have sales for the fiscal years ended July 31, 2020 or 2019 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the fiscal years ended July 31, 2020 and 2019, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses in fiscal 2020 decreased $19,512,050, or 83.5%, from fiscal 2019 primarily due to the expensing of $22,991,163 of in-process research and development in fiscal 2019 that resulted from the acquisitions of the CardioMap®, Save a Life and Prevacus patents, offset by a $1,208,292 increase in board expense and a $1,997,916 increase in legal and professional fees in fiscal 2020 compared to fiscal 2019.

Interest expense

Interest expense was $502,192 and $70,691 for the years ended July 31, 2020 and 2019, respectively. The increase in interest expense in fiscal 2020 compared to fiscal 2019 was attributable to an increase in the average outstanding balance of notes payable and the amortization of debt discounts.

Net Loss

Net loss decreased $19,080,549, or 81.4, in fiscal 2020 compared to fiscal 2019, primarily as a result of the decrease in operating expenses, partially offset by the increase in interest expense as discussed above.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents:

	Year Ended	Year Ended
	2020	2019
Net cash used in operating activities	$(649,143)	$(104,837)
Net cash provided by financing activities	545,000	271,542

Liquidity and Capital Resources

To date we have financed our operations primarily through debt financing and limited sales of our common stock. In 2019 and 2020, we increased our borrowings on notes payable to fund operations. As of July 31, 2020, and 2019, the notes have a balance of $225,973 and $784,913. As of July 31, 2020, we had cash of $62,952.

At July 31, 2019, the Company had a note payable that was subject to conversion upon an equity financing in the Company. On June 3, 2020, pursuant to the convertible debt agreements dated January 4, 2017, , the debt holder, Vivakor Inc. and the Company agreed to convert all existing debt and accrued interest into restricted common stock of the Company at $1.00 per share. The debt, including accrued interest, of $809,578 was converted into 809,578 shares of our common stock.

As of July 31, 2020, the Company had 11 additional convertible debt notes outstanding with a balance of $225,973, which includes accrued interest totaling $14,742. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share, or at a 10% discount to the closing price on the day of conversion, but not lower than $0.80 per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the notes and any interest accrued or convert the notes and any accrued interest into shares of common stock. The debt holders were issued common stock warrants equal to 10% of the notes with a price of $1.50 per share with a one-year term from the investment date. The investors are sophisticated and represented in writing that they were each an accredited investor and acquired the securities for their own account for investment purposes. The Company does not have any other relationship with the investors in the notes. Because the conversion features met the criteria for characterization as beneficial conversion features, a portion of the proceeds, including warrants, totaling $430,430 from the issuance of the notes, was accounted for as attributable to the conversion feature. The intrinsic value of certain convertible debt notes issued exceeded the proceeds in the amount of $345,000; however, the amount of the debt discount is limited to the investment. Each of the warrants and beneficial conversion features are being amortized over the one-year term from issuance.

On May 8, 2020, the Company received loan proceeds in the amount of $50,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company used the proceeds for purposes consistent with the PPP.

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

Inflation

Inflation generally will cause suppliers to increase their rates. In connection with such rate increases, we may or may not be able to increase our pricing to consumers. Inflation could cause both our investment and cost of goods sold to increase, thereby lowering our return on investment and depressing our gross margins. Inflation did not have a material impact on our business and results of operations during the years being reported on.

Off Balance Sheet Arrangements

Our company has no material off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are an emerging growth company and are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Odyssey Group International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Odyssey Group International, Inc. (the “Company”) as of July 31, 2020, the related statements of operations, stockholders’ equity (deficiency) and cash flows, for the year ended July 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year ended then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred losses since inception and is currently dependent on the stockholders and lenders to fund its operational and marketing activities. Management’s plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

November 13, 2020

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Odyssey Group International, Inc.

Irvine, CA

Opinion on the Financial Statements. We have audited the accompanying balance sheet of the Odyssey Group International, Inc. (the Company) as of July 31, 2019, and the related statements of operations, stockholders’ equity (deficiency) and cash flows, for the year then ended, and the notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States (U.S.).

Restatement of Previously Issued Financial Statements. As discussed in Note 4 to the financial statements, the 2019 financial statements have been restated to correct a misstatement.

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

Las Vegas, Nevada

October 23, 2019, except for the effects of the restatement discussed in Note 4 to the financial statements, as to which the date is November 13, 2020

Odyssey Group International, Inc.

Balance Sheets

	July 31, 2020	July 31, 2019
		(Restated)
Assets
Current assets:
Cash	$62,952	$167,095
Prepaid expenses	36,667	302,833
Loan receivable	–	50,000
Total current assets	99,619	519,928
Property and equipment, net	965	1,517
Intangible assets, net	5,000	15,000
Total assets	$105,584	$536,445
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$269,387	$47,743
Accrued wages	211,702	297,547
Convertible notes payable, net of debt discount of $233,770 and $213,650	225,973	784,913
Total current liabilities	707,062	1,130,203
Long term debt	50,000	–
Total liabilities	757,062	1,130,203
Commitments and contingencies	–	–
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 88,559,978 and 86,990,400 issued and outstanding	88,560	86,990
Additional paid-in capital	28,110,689	23,821,124
Deficit	(28,850,728)	(24,501,872)
Total stockholders’ equity (deficiency)	(651,478)	(593,758)
Total liabilities and stockholders’ equity (deficiency)	$105,584	$536,445

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

	Year Ended
	July 31, 2020	July 31, 2019
		(Restated)
Revenues	$–	$–

Costs of goods sold	–	–

Gross profit	–	–

General and administrative expense	3,846,663	23,358,713

Loss from operations	(3,846,663)	(23,578,713)

Interest expense	(502,192)	(70,282)
Net loss	$(4,348,855)	$(23,428,995)

Basic and diluted net loss per share:	$(0.05)	$(0.34)

Weighted average number of shares used for basic and diluted calculations	87,123,187	69,898,436

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficiency)

For the Years Ended July 31, 2020 and 2019

	Common Stock		Additional Paid-In		Total Equity
	Shares	Dollars	Capital	Deficit	(Deficiency)

Balances July 31, 2018	61,414,000	$61,414	$192,086	$(1,072,877)	$(819,377)

Note payable converted to common stock	2,531,400	2,531	22,783	–	25,314
Common stock issued for services	321,000	321	331,929	–	332,250
Common stock issued for compensation	4,720,000	4,720	67,280	–	72,000
Common stock issued for research and development	18,004,000	18,004	22,486,996	–	22,505,000
Common stock options issued for research and development	–	–	506,400	–	506,400
Warrants issued in connection with convertible notes	–	–	13,075	–	13,075
Beneficial conversion feature related to convertible notes	–	–	200,575	–	200,575

Net loss (Restated)	–	–	–	(23,428,995)	(23,428,995)
Balances July 31, 2019 (Restated)	86,990,400	$86,990	$23,821,124	$(24,501,872)	$(593,758)

Common stock issued for services	225,000	225	346,775	–	347,000
Convertible notes payable converted to common stock	535,000	535	266,965	–	267,500
Note payable converted to common stock	809,578	810	808,768	–	809,578
Common stock options issued for services	–	–	33,521	–	33,521
Common stock restricted units issued for services	–	–	2,403,106	–	2,403,106
Warrants and beneficial conversion feature issued in connection with convertible notes	–	–	430,430	–	430,430

Net loss	–	–	–	(4,348,855)	(4,348,855)
Balances July 31, 2019	88,559,978	$88,560	$28,110,689	$(28,850,728)	$(651,478)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Cash Flows

	Year Ended
	July 31, 2020	July 31, 2019
		(Restated)
Operating activities
Net loss	$(4,348,855)	$(23,428,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,552	10,551
Common stock for in-process research and development	–	23,011,400
Stock based payment expense for consulting and compensation	2,783,627	101,417
Debt discount	409,878	408
Changes in operating assets and liabilities:
Decrease in other current assets	266,166	–
Increase in accounts payable	221,644	21,053
Decrease and increase in accrued wages	(85,845)	109,047
Increase in accrued interest	93,690	70,282
Net cash used in operating activities	(649,143)	(104,837)

Financing activities
Proceeds from convertible notes payable	495,000	271,542
Proceeds from Paycheck Protection Program	50,000	–
Net cash provided by financing activities	545,000	271,542

Net change in cash	(104,143)	166,705
Cash, beginning of year	167,095	390
Cash, end of year	$62,952	$167,095

Noncash Investing and Financing Activities
Common stock issued for consulting services	347,000	332,250
Warrants and beneficial conversion feature issued in connection with convertible notes	430,430	213,650
Debt converted to common stock	1,077,078	25,314

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

Note 1. Nature of Operations

The corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have clinical utility and will generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. The Company has three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders. We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets. We plan to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third party research and development firms who specialize in the creation of our products to assist us in the development of our own products and we will apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our products are in development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell in the United States.

Note 2. Summary of Significant Accounting Policies

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

Loan receivables

Loan receivables are amounts in transit and due the Company and are related to the convertible notes payable.

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. For each the fiscal years 2020 and 2019, the Company recognized depreciation expense of $522 and $551, respectively.

Intangible assets, net

Intangible assets are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. There were no events or changes in circumstances that would indicate a possible impairment as of July 31, 2020. For each the fiscal years 2020 and 2019, the Company recognized amortization expense of $10,000.

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

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on an allocated fair value basis. The allocated fair value is recorded as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants.  Basic and diluted net loss per share were the same for all periods presented as the Company was in a loss position for all periods.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Fiscal Year Ended July 31,
	2020	2019
Options to purchase common stock	375,000	250,000
Equivalent shares of convertible notes into common stock	654,821	252,188
Warrants to purchase common stock	44,500	25,000
Restricted stock units	750,000	–
Total potentially dilutive securities	1,824,321	527,188

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

Stock based compensation

We recognize compensation expense for all restricted stock and stock option awards made to employees, directors and independent contractors. The fair value of restricted stock is measured using the grant date trading price of our stock and is modified by other factors pursuant to IRC §83 and the regulations promulgated thereunder. The fair value of stock option awards (Note 8) is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk free interest rate, expected dividends and projected stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate stock option exercise behavior based on assumptions regarding future exercise activity of unexercised, outstanding options.

Fair value measurements

The carrying values of cash, prepaid expenses, loan receivable, accounts payable, accrued wages and notes payable approximate their estimated fair values because of the short-term nature of these instruments.

Research and development expense

Research and development costs are expensed in the period when incurred as a component of general and administrative expense. The Company recognized research and development expense of $20,237 and $23,011,400, respectively, in fiscal 2020 and 2019 (Note 4).

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at July 31, 2020 and 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 34% to 21% effective January 1, 2018. The Company analyzed the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements and determined it had no material impact.

Note 3. Impact of New Accounting Pronouncements

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

The FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, effective for annual reporting periods beginning after December 15, 2017. The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance allows companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance is being applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The adoption of ASU 2017-09 as of August 1, 2019 did not have a material impact on the Company’s financial statements and disclosures.

The FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The adoption of ASU 2017-11 as of August 1, 2019 did not have a material impact on the Company’s financial statements and disclosures.

Note 4. Acquisition of Intellectual Property

During the year ended July 31, 2019, the Company acquired various intellectual properties as follows:

1.

The Company acquired the patent related to the exclusive license and distribution rights of the CardioMap®, which is intended to be an advanced technology for early non-invasive testing for heart disease. The acquisition cost of $18.75 million was paid with 15 million shares of the Company’s common stock with a fair market value of $1.25 per share.

2.	The Company acquired the intellectual property, know-how and patents for an anti-choking, life-saving medical device from Dr. James De Luca, inventor, and Murdock Capital Partners. The asset was purchase for $675,400, for 20,000 shares of the Company’s common stock with a fair market value of $1.25 per share and stock options exercisable for 600,000 shares of the Company’s common stock with a value of $506,400 and a onetime cash payment totaling $250,000 that will be paid contingent upon FDA clearance of the product.
3.	The Company acquired an interest in the patented chemical compound for a neurosteroid as part of an agreement with Prevacus, Inc. The acquisition cost was $3.73 million was paid with 2.984 million shares of the Company’s common stock with a fair market value of $1.25 per share.

In preparing the financial statements for fiscal 2019, the Company determined that the intellectual property acquired should be recorded as an intangible asset on our balance sheet and amortized over the life of the underlying intellectual property. On subsequent review during fiscal 2020, it was determined that all value assigned to such intellectual property should be expensed as in-process research and development as of the purchase date. Accordingly, the fiscal year ended July 31, 2019 has been restated to reverse the asset and related amortization, and record the cost as a component of general and administrative expense in the amount of $23,011,400 for the fiscal year ended July 31, 2019, as previously disclosed in our Form 10-K/A filed on November 13, 2020.

Note 5. Notes Payable

The Company had a note payable that was subject to conversion upon an equity financing in the Company. On June 3, 2020, pursuant to the convertible debt agreements dated January 4, 2017, the debt holder, Vivakor Inc. and the Company agreed to convert all existing debt and accrued interest into restricted common stock of the Company at $1.00 per share. The debt, including accrued interest, of $809,578 was converted into 809,578 shares of our common stock.

As of July 31, 2020, the Company had 11 additional convertible debt notes outstanding with a balance of $225,973, net of discounts, includes accrued interest totaling $14,742. The notes bear interest at 7.0% annually and the entire outstanding principal amount, together with accrued interest shall become due and payable on the date that is one year from the date of issuance, unless before such date, is converted into shares of capital stock of the Company. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of common stock at a conversion price of $1.00 per share, or at a 10% discount to the closing price on the day of conversion, but not lower than $0.50 or $0.80 per share. At maturity, and subject to a trickle out agreement, the Company shall have the right to either pay off the notes and any interest accrued or convert the notes and any accrued interest into shares of common stock. The debt holders were issued common stock warrants equal to 10% of the notes with a price of $1.50 per share with a one-year term from the investment date. The investors are sophisticated and represented in writing that they were each an accredited investor and acquired the securities for their own account for investment purposes. The Company does not have any other relationship with the investors in the notes. Because the conversion features met the criteria for characterization as beneficial conversion features, a portion of the proceeds, including warrants, totaling $430,430 from the issuance of the notes, was accounted for as attributable to the conversion feature. The intrinsic value of certain convertible debt notes issued exceeded the proceeds in the amount of $345,000; however, the amount of the debt discount is limited to the investment. Each of the warrants and beneficial conversion features are being amortized over the one-year term from issuance.

Note 6. Long Term Debt

On May 8, 2020, the Company received loan proceeds in the amount of $50,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company recorded the loan as long-term debt and used the proceeds for purposes consistent with the PPP.

Note 7. Common Stock

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

On May 22, 2019, the Company entered into employment agreements for two part-time employees. The Company granted the employees 10,000 shares each of the Company’s common stock. At July 31, 2020, the shares have not been issued.

On March 22, 2019, April 17, 2019, June 1, 2019, and July 26, 2019, the Company entered into one-year agreements for consulting services. The Company granted the consultants a total of 305,000 shares of the Company’s common stock.

On June 27, 2019, the Company entered into a Definitive Agreement with Prevacus to form a Joint Venture (“JV”) relating to the development of a neurosteroid for treating two orphan disorders, ALS and Niemann Picks disease. Prevacus will contribute to the JV the chemical compound and Odyssey will be responsible for funding the JV through Phase One clinical trials. The JV will own the patents. Each party will own the JV equally. In addition to the JV, the two companies have entered into a share exchange agreement whereby Prevacus received three million shares of the Company’s common stock and the Company will receive one million shares of Prevacus stock. The chemical compound for the neurosteroid being developed has issued patents and, as consideration for the patented compound, the Company issued Prevacus two million shares of its common stock. As part of the Agreement, Dr. Jacob Vanlandingham Ph.D., CEO of Prevacus, was issued one million shares of the Company’s common stock. The Company allocated 984,000 shares to the acquisition of the patent and 16,000 shares were allocated to Dr. Vanlandingham as a Director of the Company and were valued at $1,230,000 and $20,000, respectively. The Company recognized research and development expense $1,230,000 and board of director expense of $10,000 for the year ended July 31, 2020.

On June 27, 2019, the Company entered into a Definitive Agreement with Dr. James De Luca, inventor and Murdock Capital Partners (“MCP”), advisors to De Luca, to acquire the intellectual property, know-how and patents for a life-saving medical device currently in development. The Company acquired intellectual property rights, namely, United States Letters Patent No. 7,559,921, entitled “Device for Removing a Lodged Mass” which issued on July 14, 2009 and which was reissued on June 2, 2015 and received U.S. Reissue Patent No. Re 45,535 and United States Patent Number 8,454,624 also entitled “Device for Removing a Lodged Mass,” which was issued on June 4, 2013. As consideration for the patent and intellectual property, the Company granted stock options totaling 600,000 shares of the Company’s common stock, vesting on certain milestones. The options will be split between De Luca and MCP. The Company also granted De Luca, 20,000 shares of the Company’s common stock. A one-time cash payment totaling $250,000 will be paid to De Luca and MCP upon FDA clearance of the product (Note 4).

On December 1, 2019, the Company entered into a corporate development, investor relations and advisory agreement. The agreement is for twelve months commencing on December 1, 2019 and provides for a monthly cash fee, provided the Company has sufficient funds to pay. Fees accrue until the Company has $250,000, and then all accrued and earned compensation up to $30,000 will be paid. Upon mutual agreement, the accrued cash fee may be converted into equity at an agreed upon price per share. In addition, the Company will issue 200,000 shares of common stock, 50,000 shares vesting quarterly, beginning December 1, 2019.

On May 6, 2020, the Company entered into an agreement for investor relations consulting services to be provided through August 2020. The Company granted the consultant 25,000 shares of the Company’s common stock.

Note 8. Stock Based Compensation

We have not adopted any equity compensation plans. We have entered into an individual equity compensation plan for Mr. Redmond, pursuant to which Mr. Redmond was granted stock options for 15 million shares of the Company’s common stock at $0.25 per share. The options vest in tranches of 5 million shares upon achieving revenue of $5 million, $10 million and $15 million. Mr. Redmond cannot sell any of the above stock options for two years from the effective date of the employment agreement or until the Company reaches $10 million in annual revenue, whichever occurs first. The stock option vesting accelerates and becomes immediately exercisable upon the sale, merger or any transaction resulting in the majority (more than 50%) of the Company’s stock being obtained. The Company did not record any expense related to this stock option, as it had not determined that it was probable that the milestones will be achieved. On September 16, 2020, the stock options were cancelled, as the stock option agreement was never entered into.

As part of the agreement, Dr. Jacob Vanlandingham Ph.D., CEO of Prevacus, was issued one million shares of the Company’s common stock. The Company allocated 16,000 shares of common stock valued at $20,000 were allocated to Dr. Vanlandingham as a Director of the Company. The Company recognized expense of $10,000 for the year ended July 31, 2020.

On August 15, 2019, the Company amended its agreement with its financial consultant, and officer of the Company, to included monthly payments of $5,000 and 200,000 restricted stock options to be granted in accordance with the mutual agreement of the Board’s compensation committee. As of April 30, 2020, restricted stock options have been issued and with vesting 50% vesting one year from signing. The Company recognized expense of $312,356 for the year ended July 31, 2020.

On August 28, 2019, Mr. Jeff Conroy joined the Company’s Board of Directors as an independent director. On September 20, 2019, Mr. Jerry Casey joined the Company’s Board of Directors as an independent director. On October 23, 2019, Mr. John Gandolfo joined the Company’s Board of Directors as an independent director and was elected chair of the audit committee. All Directors are compensated with stock in accordance with the mutual agreement of the Board’s compensation committee. As of July 31, 2020, the Company recognized $1,988,749 in board compensation expense.

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

On February 5, 2020, the Company entered into a consulting agreement with the appointment of Mike Contarino as head of Product Development. Mr. Contarino will receive monthly payments of $2,500 and 50,000 restricted stock units vesting over time. The Company recognized expense of $102,000 for the year ended July 31, 2020.

Note 9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the various states in which we operate. The Company registered with the Franchise Tax Board in the State of California in tax year 2020, but was not required to file a tax return for tax year 2019. The Company’s tax returns are currently not under examination for any year. The Company’s deferred tax assets consist of federal net operating loss carryforwards that expire through the year 2035. The deferred tax assets are net of a 100% valuation allowance as it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period due to substantial uncertainty as to the Company’s ability to continue as a going concern (Note 10).

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	For the year ended July 31,
	2020		2019
US federal statutory rates	$21%		$21%
Valuation allowance	(21%	)	(21%	)
Effective tax rate	$0%		$0%

The Company’s tax provision (benefit) was as follows:

	For the year ended July 31,
	2020	2019
Current deferred	$(161,200)	$44,900
Increase in valuation allowance	161,200	(44,900)
Total	$–	$–

The Company’s net deferred tax asset was as follows:

	For the year ended July 31,
	2020	2019
Deferred tax asset	$(407,400)	$(246,200)
Valuation allowance	407,400	246,200
Net deferred tax asset	$–	$–

At July 31, 2020, the Company had $1,939,993 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2035. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against its net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, it has not reflected any benefit from such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $161,200 for the year ended July 31, 2020, related to the current year activity.

The Company has reviewed the issuance of stock to certain senior executives who received stock in conjunction with becoming an officer and director of the Company. In this case, as an officer and director of a publicly-traded company, the sale of shares could be subject to the short-swing profits rules of Securities Exchange Act Section 16(b) and is subject to a substantial risk of forfeiture per IRC § 83 (c)(3)(A). Given that such stock is subject to a substantial risk of forfeiture, such stock is treated as nonvested stock under IRC § 83. As the stock received was nonvested stock, income inclusion is deferred until the year in which the stock vests unless the employee makes an affirmative election to include income in the year of receipt.

The Company has reviewed all income tax positions taken or that are expected to be taken for all open years and determined that their income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2020 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of July 31, 2020, there were no unrecognized tax benefits, or any tax related interest or penalties. The Company does not have any examinations ongoing. Tax returns for the years 2014 onwards are subject to federal, state or local examinations.

Note 10. Going Concern

The Company did not recognize any revenues for the years ended July 31, 2020 or 2019 and had an accumulated deficit of $28,850,728 as of July 31, 2020. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes the current business plan. The cash available at July 31, 2020 of $62,952 may not provide enough working capital to meet the Company’s current operating expenses through November 13, 2021, as it continues to accrue overhead expenses. The operating deficit indicates substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. The Company’s continued existence depends on the success of its efforts to raise additional capital necessary to meet its obligations as they come due and to obtain sufficient capital to execute its business plan. The Company may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that the Company will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, it may be required to further scale down or perhaps even cease the operation of its business. The issuance of additional equity securities could result in a significant dilution in the equity interests of the Company’s current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase the Company’s liabilities and future cash commitments. The Company’s financial statements do not include adjustments that might result from the outcome of this uncertainty.

Additionally, as the novel coronavirus (“COVID-19”) pandemic continues to severely impact the U.S. and global economy, the Company’s business may be impacted in a variety of ways. Political, legal or regulatory actions as a result of the COVID-19 pandemic in jurisdictions where the Company may plan to manufacture, source or distribute products have created supply disruptions which could affect our plans, and may cause additional supply disruptions or shortages in the future. The Company cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions. For example, several countries, including India and China, have increased or instituted new restrictions on the export of medical or pharmaceutical products that the Company distributes or uses in its business, including key components or raw materials. Governmental authorities in many countries, including the U.S., are enacting legislative or regulatory changes to address the impact of the pandemic, which may restrict or require changes in the Company’s operations, increase its costs, or otherwise adversely affect its operations.

If the Company is unable to raise additional capital by November 13, 2021, it will adjust its current business plan. Due to the Company’s lack of additional committed capital, recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about the Company’s ability to continue as a going concern.

Note 11. Related Party Transactions

At July 31, 2020, the Company had a common officer with Green Energy Alternatives, Inc. As of July 31, 2020, and 2019, Green Energy Alternatives, Inc. held 5.3 million shares of the Company’s common stock. On November 9, 2020, Mr. Redmond, terminated his relationship with Green Energy Alternatives, Inc. and has no beneficial relationship with the company.

Due to officers and executives

The following amounts were due to an officer and executive of the Company and were included in accounts payable on the balance sheet.

	Year Ended	Year Ended
	July 31, 2020	July 31, 2019
Joseph M. Redmond, CEO	$2,304	$30,060
Christine Farrell, Controller	25,598	–
Total	$27,902	$30,060

Accrued compensation due Mr. Redmond was as follows:

Total
Balance 7/31/2018	$80,000
2019 Salary	120,000
Payments	(18,462)
Balance 7/31/2019	181,538
Salary	163,846
Payments	(161,538)
Balance at 7/31/2020	$183,846

As a result of the agreement that was entered into in June 2019 with Prevacus, Inc., Dr. Vanlandingham is considered a related party due to his affiliation with Prevacus, Inc. as its president and his position on our Board of Directors. Dr. Vanlandingham Ph.D., was issued one million shares of the Company’s common stock and the Company allocated 16,000 shares of common stock valued at $20,000 to Dr. Vanlandingham as a Director of the Company. The Company recognized expense of $10,000 for the year ended July 31, 2020.

Note 12. Subsequent Events

The Company’s management evaluates subsequent events through the date of issuance of the financial statements. Except for the transactions described below, there were no other events relative to the financial statements that require adjustment to or additional disclosure.

Labrys

On August 14, 2020, the Company entered into a Securities Purchase Agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a $350,000 (the “Principal Amount”) Self-Amortization Promissory Note (the “Note”) for $315,000 in cash with an original issuance discount of approximately 10%. In consideration for entering into the Labrys SPA, the Company issued 420,000 shares (the “Commitment Shares”) of its common stock. 350,000 of the Commitment Shares (the “Second Commitment Shares”) will be returned to the Company if the Note is fully repaid and satisfied on or prior to August 14, 2021 (the “Maturity Date”). The Note bears interest at 12% per year.

Upon the occurrence of any “Event of Default” as defined in the Note, the Note is convertible into shares of the Company’s common stock at a price per share equal to the closing bid price of the common stock on the trading day immediately preceding the date of conversion (the “Conversion Price”); provided, however, that Labrys may not convert any portion of the Note which would cause Labrys, collectively with its affiliates, to hold more than 4.99% of the Company’s issued and outstanding common stock, unless such limit is waived. Labrys may not execute any short sales on any of the Company’s common stock at any time while the Note is outstanding.

The Note requires that the Company reserve from its authorized and unissued common stock a number of shares equal to the greater of: (a) 1,140,000 shares or (b) the sum of (i) the number of shares of common stock issuable upon conversion of or otherwise pursuant to the Note and such additional shares of common stock, if any, as are issuable on account of interest on the Note pursuant to the Labrys SPA issuable upon the full conversion of the Note (assuming no payment of the principal amount or interest) as of any issue date multiplied by (ii) one and a half. The Company is subject to penalties for failure to timely deliver shares to Labrys following a conversion request.

The Labrys SPA and the Note contain covenants and restrictions common with this type of debt transaction. Furthermore, the Company is subject to certain negative covenants under the Labrys SPA and the Note, which the Company believes are customary for transactions of this type.

Lincoln Park

On August 14, 2020, the Company entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“LPC”). Upon the satisfaction of the conditions to the Company’s right to commence sales under the LPC Purchase Agreement, including the registration of shares of Common Stock issuable under the LPC Purchase Agreement in accordance with the RRA (the “Commencement”) and the date of satisfaction of such conditions the “Commencement Date”), the Company has the right, in its sole discretion, to sell to LPC up to $10,250,000 in shares of the Company’s common stock, from time to time over a 36-month period. In consideration for entering into the LPC Purchase Agreement, the Company issued 793,802 shares of its common stock with a total value of $250,000 to LPC.

Upon entering into the LPC Purchase Agreement and RRA, the Company sold 602,422 shares of common stock to LPC in an initial purchase for a total purchase price of $250,000. Thereafter, and subject to the conditions of the LPC Purchase Agreement and RRA, on any business day and subject to certain customary conditions, the Company may direct LPC to purchase to up to 200,000 shares of its common stock (such purchases, “Regular Purchases”). The amount of a Regular Purchase may increase up to 100,000 shares of common stock under certain circumstances based on the market price of the common stock. There are no limits on the price per share that LPC may pay to purchase common stock under the LPC Purchase Agreement, provided that LPC’s committed obligation under any Regular Purchase shall not exceed $50,000 unless the median aggregate dollar value of the volume of shares of common stock during the 20 consecutive trading day period ending on the date of the applicable Regular Purchase equals or exceeds $100,000, in which case LPC’s committed obligation under such single Regular Purchase shall not exceed $500,000.

In addition, if the Company has directed LPC to purchase the full amount of common stock available as a Regular Purchase on a given day, it may direct LPC to purchase additional amounts as “accelerated purchases” and “additional accelerated purchases” as set forth in the LPC Purchase Agreement. The purchase price of shares of the Company’s common stock will be based on the then prevailing market prices of such shares at the time of sale. The LPC Purchase Agreement limits the Company’s sale of shares of common stock to LPC, and LPC’s purchase or acquisition of common stock from the Company, to an amount of common stock that, when aggregated with all other shares of the Company’s common stock then beneficially owned by LPC would result in LPC having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock.

The LPC Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The LPC Purchase Agreement does not limit the Company’s ability to raise capital from other sources at its sole discretion; provided, however, that the Company shall not enter into any “Variable Rate Transaction” as defined in the LPC Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities, but excluding any “At-the-Market” offering with a registered broker-dealer, until the later of (i) the 36-month anniversary of the date of the LPC Purchase Agreement, and (ii) the 36-month anniversary of the Commencement Date (if the Commencement has occurred), in either case irrespective of any earlier termination of the LPC Purchase Agreement. The LPC Purchase Agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

In connection with the LPC transaction, the Company engaged Alliance Group Partners, LLP (“A.G.P.”) as a placement agent to help raise capital in connection with a private offering. A.G.P. introduced us to LPC, for which the Company agreed to pay A.G.P. a fee of 8% of the amount of the funds received from LPC. In consideration for the service provided by A.G.P., we granted them warrants to purchase the number of shares of common stock equal to $275,000, payable in the form of 550,000 penny warrants at a $0.50 purchase price, exercisable at any time and from time to time, in whole or in part, during a four-year period with registration rights (including a one-time demand registration right and unlimited piggyback rights). The Company issued warrants to three individuals or entities related to A/G.P. immediately exercisable for a total of 550,000 shares of the Company’s common stock at $0.01 per share. The warrants expire August 6, 2024.

The Company intends to use the proceeds from both the Labrys SPA and the LPC Purchase Agreement for general corporate purposes, including for working capital, capital expenditures and for funding additional preclinical development and potentially future clinical development of the Company’s pipeline candidates.

Conversion of Convertible Note Payable

On August 14, 2020, the Company provided notice to a noteholder that the Company elected to convert the Convertible Promissory Note of the Company, as provided in Section 5 of the Note. The conversion price of $0.50 of the Note was determined in accordance with Section 5 and the number of shares of the Company’s common stock was determined by dividing (i) the principal of and accrued interest on the Note set forth below by (ii) the conversion price, resulting in 214,000 shares of the Company’s common stock.

On November 11, 2020, Mr. Redmond, terminated his relationship with Green Energy Alternatives, Inc. and has no beneficial relationship with the company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The prior auditor firm, Piercy Bowler Taylor & Kern, Certified Public Accountants, was acquired by BDO USA, LLP. On reflection, the Board of Directors determined that Turner Stone & Co., LLP was a more appropriate auditing firm than BDO USA, LLP. Piercy Bowler Taylor & Kern, Certified Public Accountants, as acquired by BDO USA, LLP’s report on the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The audit report contained a “going concern” note.

The decision to change accountants was recommended and approved by the Board of Directors.

In fiscal 2018 and 2019 and the first three quarters of fiscal 2020, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 31, 2020, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

In light of the material weakness described below, as of July 31, 2020, prior to the filing of this Form 10-K for the period ended July 31, 2020, management determined that key controls were performed timely and additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations, statement of shareholder equity and cash flows for the periods presented in conformity with United States GAAP.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2020, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this filing:

Name	Age	Position
Executive Officers:
Joseph Michael Redmond	60	CEO, President and Director

Directors:
Joseph Michael Redmond	60	CEO, President and Director
Jerry Casey	60	Director
Jeff Conroy	54	Director
John P. Gandolfo	60	Director
Jacob Vanlandingham	45	Director

Executive Officer

Joseph Michael Redmond has over 30 years commercial experience in medical device companies. Mr. Redmond held various sales and marketing positions at Abbott Laboratories, a multi-billion dollar healthcare company. Mr. Redmond then went on to help start KMC Systems Inc., now a leading private label developer and manufacturer of medical devices. Mr. Redmond was in charge of Sales and Marketing and grew the company from start-up to over $50 million in revenue. KMC was sold to Elbit systems in 1996. Mr. Redmond then joined Bioject Medical Technologies, Inc. as its VP of Sales and Marketing. Bioject was a medical device company specializing in unique drug delivery technologies. Mr. Redmond helped raise over $15 million in capital, entered several licensing and distribution deals with major biotech and pharmaceutical companies and grew the market cap of the company from under $10 million to over $400 million. Mr. Redmond was VP of Business Development for DxTech, Inc. a start-up company developing a unique point of care diagnostic testing platform. DxTech was sold in 2009. Mr. Redmond was recently CEO of Parallax Health where he acquired two business and three different patented technologies.

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

Directors

Jerry Casey has been a leader in the life science industry for over 30 years. Enjoying a long tenure as a senior executive at Genzyme Corporation, Mr. Casey was the driver behind Genzyme’s commercial success in the diagnostics arena, building a $175 million business which Genzyme sold to Japan-based Sekisui Chemical in 2011. Mr. Casey became the President and Chief Operating Officer of the new entity, Sekisui Diagnostics, LLC, until the end of 2014. Since leaving the company, Mr. Casey has been actively involved in several life sciences ventures, both as an advisor and an investor, while serving on multiple Boards. While President and COO, Mr. Casey established the strategic direction for the company; led the global organization, including the commercial, operations, research and development, finance, human resources, and legal functions; and achieved the annual and long-term financial objectives of the business. Mr. Casey has been actively involved in several life sciences ventures, both as an advisor and an investor, while serving on multiple Boards. Mr. Casey has management experience in a publicly traded company.

Jeff Conroy is an operating and business development executive with over 30 years in the life science industry across therapeutics and medical devices. Mr. Conroy is the Chairman and CEO of Embody, a DARPA-funded medical device company developing regenerative implants for tendon and ligament repair. Since 2012, he has served as the Head of Corporate Development for Especificos Stendhal S.A. de C.V., a Latin American specialty pharmaceutical company. He is the Managing Director of Windward Investments - structuring licensing partnerships for life science companies. Mr. Conroy is an independent director of Cingulate Therapeutics, a CNS company developing ADHD therapeutics. Mr. Conroy holds a B.S. in Business Administration from Providence College. Mr. Conroy has management experience in a publicly traded company.

John Gandolfo has approximately 30 years of experience as a chief financial officer of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas. Mr. Gandolfo has had direct responsibility over capital raising, including five public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career. Mr. Gandolfo is currently Chief Financial Officer of Eyenovia, Inc., a late-stage ophthalmic biopharmaceutical company. Mr. Gandolfo was Chief Financial Officer of Xtant Medical Holdings, Inc. from July 2010 through September 2017. He served as the Chief Financial Officer for Progenitor Cell Therapy LLC from January 2009 to June 2010. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer of Power Medical Interventions, Inc. from January 2007 to January 2009. Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies, Inc. He was also the Chief Financial Officer of Capital Access Network, Inc, from 2000 through September 2001, and Xceed, Inc. from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc. Mr. Gandolfo received his B.A. in business administration from Rutgers University. Mr. Gandolfo has management experience in a publicly traded company.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and all employees. It may be obtained free of charge by writing to Odyssey Group International, Inc., Attn: Chief Executive Officer, 2372 Morse Avenue, Irvine, CA 92614.

Board of Directors

Our board of directors currently consists of five members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and five directors are currently authorized.

Director Independence

Under the rules of the national securities exchanges, a majority of a listed company’s board of directors must be comprised of independent directors, and each member of a listed company’s audit, compensation, and nominating and corporate governance committees must be independent as well. Under the same rules, a director will only qualify as an “independent director” if that company’s board of directors affirmatively determines that such director has no material relationship with that company, either directly or as a partner, shareholder or officer of an organization that has a relationship with that company. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.  Based on these standards, we have determined that our director is not an independent director.

Our board of directors has determined Messrs. Casey, Conroy and Gandolfo are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

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

Committees of our Board of Directors

In October 2019, the Board of Directors of the Company established audit, compensation and nominating and corporate governance, committees. Our Board of Directors currently consists of five members, three of whom are considered independent.

Audit Committee. We established an audit committee, which consists of three independent directors. The audit committee's duties are to recommend to the Company's board of directors, the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee is composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. Mr. Gandolfo is the Audit Chair and qualifies as a financial expert as defined by SEC rules and Messrs. Casey and Conroy serve as members. There were three audit committee meetings and all members were in attendance.

Compensation Committee. We established a compensation committee, which consists of three independent directors. The compensation committee responsible for determining executive and director compensation. In considering and determining executive and director compensation, our compensation committee will be responsible for reviewing compensation that is paid by other similar public companies to its officers and will take that into consideration in determining the compensation to be paid to the Company’s officers. The compensation committee determines and approves any non-cash compensation to any employee. We have not and do not intend to engage consultants in determining or recommending the compensation to our officers or employees. Mr. Conroy is the Compensation Committee Chair and Messrs. Casey and Gandolfo serve as members. The Committee did not meet in 2020.

Corporate Governance and Nominating Committee. We established a corporate governance and nominating committee, which consists of three independent directors. The nominating committee is a committee of the Company established to support the board of directors in fulfilling its fiduciary duties to appoint the best-qualified candidates for the board of directors, board president-elect and CEO positions. Mr. Casey is the Corporate Governance and Nominating Committee Chair and Messrs. Conroy and Gandolfo serve as members. The Committee did not meet in 2020.

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

The following Summary Compensation Table provides certain summary information concerning the compensation of our Chief Executive Officer and Controller.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Total Compensation ($)

Joseph Michael Redmond,	2020	161,538	(1)	-0-		161,538
President and Chief Executive Officer	2019	18,461		47,000	(2)	65,461

Christine Farrell, Controller and Secretary	2020	15,000		448,000	(3)	463,000
	2019	15,000		6,000	(4)	21,000

(1)	Mr. Redmond agreed to defer salary payments until we have raised additional capital. All accrued salary will be paid either in cash or stock, at the employee’s election. If an employee elects to receive shares of our stock in lieu of cash, the number of shares will be determined based upon the fair market value on the date the employee notifies us of such election. Excludes other compensation in the form of perquisites and other personal benefits that constitute less than $10,000.
(2)	4.7 million shares of common stock issued at $0.01 per share related to Mr. Redmond’s employment agreement.
(3)	200,000 restricted stock units were granted March 9, 2020. 100,000 shares vested immediately and 100,000 shares vest on the first anniversary.
($)	100,000 shares of common stock issued at a fair value of $6,000.

Outstanding Equity Awards at Year-End

As of July 31, 2020, Mr. Redmond had options outstanding exercisable for 15 million shares of common stock at $0.25 per share, none of which were vested. All such options were cancelled in September 2020. As of July 31, 2020, Ms. Farrell was granted 200,000 restricted stock at $2.24 per share units on March 9, 2020. 100,000 shares vested on March 9, 2020 and 100,000 shares vest on March 9, 2021.

Employment Agreements

Mr. Redmond has a written employment agreement for an initial three-year term, that commenced on December 7, 2017, which provides for the following compensation terms for Mr. Redmond. Pursuant to the Employment Agreement, Mr. Redmond will initially receive a base salary of $120,000 per year, subject to increases after certain Company milestones are obtained as noted in the Agreement. Mr. Redmond is eligible to participate in the Company’s performance-based cash incentive bonus program. In connection with his employment agreement, Mr. Redmond received receive 10 million shares of stock and stock options exercisable for 15 million shares of our common stock at $0.25 per share. Of the 10 million shares of common stock, $5.3 million are held by Green Energy Alternatives, Inc. The options were to vest upon achieving certain revenue milestones. The milestones were not met, and were cancelled in September 2020.

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

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2020 to non-employee directors who served on the board of directors during the year.

Name and Principal Position	Year	Restricted Stock Unit Awards ($)		Total ($)
Jerry Casey Director	2020	875,000	(1)	875,000

Jeff Conroy Director	2020	875,000	(2)	875,000

John P. Gandolfo Director	2020	675,000	(3)	675,000

Jacob Vanlandingham Director	2020	–		–

(1)	500,000 restricted stock units were granted upon becoming a Director on September 20, 2019. 200,000 shares vested upon becoming a board member. 200,000 shares vested on the first anniversary and 100,000 will vest on the second anniversary.
(2)	500,000 restricted stock units were granted upon becoming a Director on August 28, 2019. 200,000 shares vested upon becoming a board member 200,000 shares vested on the first anniversary and 100,000 will vest on the second anniversary.
(3)	500,000 restricted stock units were granted upon becoming a Director on October 23, 2019. 200,000 shares vested upon becoming a board member 200,000 shares vested on the first anniversary and 100,000 will vest on the second anniversary.

Narrative Disclosure to Summary Director Compensation Table

At this time, members of our board of directors are not entitled to compensation for service on our board of directors, nor on any other committee thereof. They receive restricted stock units upon becoming a director that vest over a two-year period. In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our board of directors and committees thereof.

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

Beneficial ownership is determined in accordance with the rules of the SEC. The following tables set forth certain information concerning the beneficial ownership of our common stock at November 12, 2020, by: (i) each person known by us to own beneficially more than 5% of our outstanding capital stock; (ii) each of the directors and named executive officers; and (iii) all current directors and executive officers as a group.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Group International, Inc., 4372 Morse Ave, Irvine, CA 92614. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class**

Electromedica, LLC (1)	214 Via Emilia Dr Palm Beach Garden, FL-33418	15,000,000	16.6%
LBL Remodeling, Inc.	26895 Aliso Creek Rd. B89 Aliso Viejo, CA-92656	7,500,000	8.3%
Market Group International (2)(7)	1 Technology Ste 515 Irvine, CA-92618	6,700,000	7.4%
Green Energy Alternatives, Inc.	690 Highway 89 Ste 200 Jackson, WY-83001	5,300,000	5.9%
Adwin, LLC (3)(6)	75-378 Nani Kailua Dr. Kailua Kona, HI-96740	5,000,000	5.5%
Eco Scientific, Inc. (4)(6)	16 Technology Ste 205 Irvine, CA-92618	5,000,000	5.5%
Northern Gates	13295 S Sweet Caroline Dr, #B Rivertone, UT-84065	5,000,000	5.5%
Regal Growth, LLC (5)(6)	2309 Valleyfield Ave. Thousand Oaks, CA-91360	5,000,000	5.5%
Yellow Jade Investment, LLC	1500 Lynman Ave Thousand Oaks, CA-91360	5,000,000	5.5%
Joseph Vigliarolo	2321 Rosecrans Ave, Suite 3285 El Segundo, CA-90245	4,500,000	5.0%
Michael Redmond, President, CEO and Principal Financial Officer		4,700,000	4.9%
Christine Farrell, Controller and Secretary (7)		200,000	0.2%
Jerome Casey, Director (8)		300,000	0.3%
Jeffrey Conroy, Director (8)		300,000	0.3%
John Gandolfo, Director (8)		300,000	0.3%
Jacob Vanlandingham, Director (9)		3,000,000	3.2%
Directors and Executive Officers as a Group (6 persons)		8,800,000	10.1%

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

1	Electromedica, LLC shares issued per license agreement
2	Market Group International is 100% owned beneficially and of record by Robert VanBoren.
3	Adwin LLC is 100% owned beneficially and of record by Pablo Penaloza.
4	EcoScientific, Inc. is 100% owned beneficially owned by Steve Miller, former CEO of the Company.
5	Regal Growth, LLC is 100% owned beneficially and of record by Grace Reininger.
6	The Company issued 100,000,000 shares of common stock in total to four parties to acquire all of the proprietary rights in and to the formula called “Fit.” 25,000,000 shares of common stock were issued to each EcoScientific, Inc., Market Group International, Adwin LLC, and Regal Growth, LLC in exchange for their interest in the formula. In 2018, these entities agreed to restructure their stock shares down from 25,000,000 to 10,000,000 shares of common stock issued to them.
7	Includes 100,000 shares of common stock and 100,000 restricted stock units
8	Includes 300,000 restricted stock units
9	Mr. Vanlandingham is the beneficial owner of Prevaus Inc. which holds 2 million shares of common stock

Mr. Redmond is the beneficial recipient of 5.3 million shares of common stock of the 10 million shares owed upon signing, by reserving control of the investing entity called Green Energy Alternatives, Inc., of which Mr. Redmond is not owner of the shares, nor does he have any ownership in Green Energy Alternatives Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

At July 31, 2020, The Company had a common officer with Green Energy Alternatives, Inc. As of July 31, 2020, and 2019, Green Energy Alternatives, Inc. held 5.3 million shares of the Company’s common stock. On November 9, 2020, Mr. Redmond, terminated his relationship with Green Energy Alternatives, Inc. and has no beneficial relationship with the company.

Due to officers and executives

The following amounts were due to an officer and an executive of the Company and were included in accounts payable on the balance sheet

	Year Ended	Year Ended
	July 31, 2020	July 31, 2019
Jospeh M. Redmond, CEO	$2,304	$30,060
Christine Farrell, Controller	25,598	–
Total	$27,902	$30,060

Accrued compensation due Mr. Redmond was as follows:

Total
Balance 7/31/2018	$80,000
2019 Salary	120,000
Payments	(18,462)
Balance 7/31/2019	181,538
Salary	163,846
Payments	(161,538)
Balance at 7/31/2020	$183,846

As a result of the agreement that was entered into in June 2019 with Prevacus, Inc., Dr. Vanlandingham is considered a related party due to his affiliation with Prevacus, Inc. as its president and his position on our Board of Directors. Dr. Vanlandingham Ph.D., was issued one million shares of the Company’s common stock and the Company allocated 16,000 shares of common stock valued at $20,000 to Dr. Vanlandingham as a Director of the Company. The Company recognized expense of $10,000 for the year ended July 31, 2020.

Item 14.	Principal Accountant Fees and Services

Piercy Bowler Taylor & Kern, Certified Public Accountants, (“PBTK”) was our independent registered public accounting firm until they were acquired by acquired by BDO USA, LLP (“BDO”) in July 2020, at which point BDO was appointed our independent registered public accounting firm, until BDO was replaced and Turner, Stone and Company, LLP (“TSC”) was appointed in October 2020.  No fees were paid to BDO or TSC for professional audit or other services during the fiscal year ended July 31, 2020.  The following table summarizes the aggregate fees for professional audit and other services rendered by PBTK, BDO and TSC, during the fiscal year ended July 31, 2020, and the aggregate fees for professional audit and other services rendered by PBTK during the year ended July 31, 2019.

	Year Ended	Year Ended
	2020	2019
Audit fees (1)	$65,914	$60,430
Audit-related fees	–	–
Taxation services	–	–
Accounting and other services	–	–
Total	$65,914	$60,430

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

The Board of Directors has reviewed and discussed with the Company's management and TSC, its independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2020 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2020 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

PART IV

Item 15.	Exhibits

The following list is intended to constitute the exhibit index.

Exhibit Number	Exhibit Description

14	Code of Ethics
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 13, 2020.

ODYSSEY GROUP INTERNATIONAL, INC.

By: /s/ Joseph Michael Redmond Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive Officer, Chief Financial Officer and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, Chief Financial Officer, President, Director	November 13, 2020
Joseph Michael Redmond	(Principal Executive Officer and Principal Financial Officer)

/s/ Jerome Casey	Director	November 13, 2020
Jerome Casey

/s/ Jeffrey Conroy	Director	November 13, 2020
Jeffrey Conroy

/s/ John Gandolfo	Director	November 13, 2020
John Gandolfo

/s/ Jacob Vanlandingham	Director	November 13, 2020
Jacob Vanlandingham

