Form 10-Q
period 2020-10-31
Odyssey Group International, Inc.
filed 2020-12-11
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from            to             ..

Commission File No. 000-56196

____________________________________

Odyssey Group International, Inc.

(Exact name of registrant as specified in its charter)

____________________________________

Nevada	47-1022125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2372 Morse Avenue, Irvine, CA 92614

(Address of principal executive offices, including zip code)

(619) 832-2900

(Registrant’s telephone number, including area code

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

90,570,202 shares of common stock, par value $.001 per share, outstanding as of December 10, 2020

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended October 31, 2020

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Odyssey Group International, Inc.

Balance Sheets

(Unaudited)

	October 31,	July 31,
	2020	2020

Assets
Current assets:
Cash	$292,756	$62,952
Prepaid expenses	102,500	36,667
Total current assets	395,256	99,619

Property and equipment, net of accumulated depreciation of $2,483 and $2,345	827	965
Intangible assets, net of accumulated amortization of $47,500 and $45,000	2,500	5,000
Total assets	$398,583	$105,584

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$424,040	$269,388
Accrued wages	211,736	211,702
Accrued interest	22,810	14,743
Notes payable, net of unamortized debt discount of $455,024 and $233,770	239,976	211,230
Total current liabilities	898,562	707,063

Long-term debt	50,000	50,000
Total liabilities	948,562	757,063

Shareholders' equity (deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 90,570,202 and 88,559,978 shares issued and outstanding	90,570	88,560
Additional paid-in-capital	28,921,693	28,110,689
Accumulated deficit	(29,562,242)	(28,850,728)
Total stockholders' deficit	(549,979)	(651,479)
Total liabilities and stockholders' deficit	$398,583	$105,584

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended October 31,
	2020	2019

General and administrative expense	$525,269	$1,322,721
Loss from operations	(525,269)	(1,322,721)

Interest expense	186,245	93,891
Net loss and comprehensive loss	$(711,514)	$(1,416,612)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Shares used for basic and diluted net loss per share	90,281,255	86,990,400

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

			Additional		Total
			Paid-In	Accumulated	Equity
	Shares	Dollars	In Capital	Deficit	(Deficit)
Balances, July 31, 2020	88,559,978	$88,560	$28,110,689	$(28,850,728)	$(651,479)
Note payable converted to common stock	214,000	214	106,786	–	107,000
Stock-based compensation	–	–	130,301	–	130,301
Common stock issued in debt financing	420,000	420	196,980	–	197,400
Common stock issued in equity financing	1,396,224	1,396	248,604	–	250,000
Stock forfeited	(20,000)	(20)	–	–	(20)
Warrants issued in connection with financings	–	–	128,333	–	128,333
Net loss	–	–	–	(711,514)	(711,514)
Balances, October 31, 2020	90,570,202	$90,570	$28,921,693	$(29,562,242)	$(549,979)

			Additional		Total
			Paid-In	Accumulated	Equity
	Shares	Dollars	In Capital	Deficit	(Deficit)
Balances, July 31, 2019	86,990,400	$86,990	$23,821,124	$(24,501,872)	$(593,758)
Stock-based compensation	–	–	1,048,312	–	1,048,312
Warrants and beneficial conversion feature issued with convertible notes	–	–	85,430	–	85,430
Net loss	–	–	–	(1,416,612)	(1,416,612)
Balances, October 31, 2019	86,990,400	$86,990	$24,954,866	$(25,918,484)	$(876,628)

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(711,514)	$(1,416,612)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,638	2,638
Stock-based compensation	130,281	1,048,312
Amortization of beneficial conversion feature	88,333	70,309
Amortization of debt discount and closing costs	82,846	–
Other non-cash interest expense	7,000	–
Changes in operating assets and liabilities:
Increase in prepaid expenses	(65,833)	82,977
Increase in accounts payable	154,652	1,031
Increase (decrease) in accrued wages	34	(27,013)
Increase in accrued interest	8,067	23,583
Net cash used in operating activities	(303,496)	(214,775)

Cash flows from financing activities:
Proceeds from notes payable	315,000	150,000
Financing closing costs paid	(31,700)	–
Proceeds from equity financing	250,000	–
Net cash provided by financing activities	533,300	150,000

Increase (decrease) in cash and cash equivalents	229,804	(64,775)

Cash and cash equivalents:
Beginning of period	62,952	167,095
End of period	$292,756	$102,320

Supplemental disclosure of non-cash information:
Beneficial conversion feature related to Note payable	$–	$85,430
Common stock issued for conversion of notes payable	$107,000	$–
Common stock issued for debt financing commitment shares	$197,400	$–
Warrants issued in connection with financings	$128,333	$–
Original issue discount on debt	$35,000	$–

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Notes to Financial Statements

(Unaudited)

Note 1.       Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying financial information of Odyssey Group International, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of July 31, 2020 is derived from our 2020 Annual Report on Form 10-K. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K filed with the SEC on November 16, 2020. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the three months ended October 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2020.

Reclassifications

Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation. There was no effect on our Statements of Operations and Comprehensive Loss and Statement of Cash Flows.

Nature of Operations

Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have product development projects in three different life-saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat rare brain disorders. We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets.

We plan to license, improve and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly, as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third-party research and development firms who specialize in the creation of our products to assist us in the development of our own products and we will apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our products are in late-stage development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell in the United States.

Note 2.       New Accounting Pronouncements

ASU 2019-12

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. We do not expect the adoption of ASU 2019-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners and improves the decision usefulness and relevance of the information provided to financial statement users. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We have not yet determined the impact of adoption this standard on our financial position, results of operations or cash flows.

Note 3.       Fair Value

The fair value of financial assets and liabilities are determined utilizing a three-level framework as follows:

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Further, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended October 31, 2020 or the year ended July 31, 2020.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended October 31, 2020.

Contingent Liability

At October 31, 2020 and July 31, 2020, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

Fixed-Rate Debt

We have fixed-rate debt that is reported on our Balance Sheets at carrying value less unamortized debt discount and closing costs. The fair value of our fixed rate debt was calculated using a discounted cash flow methodology with estimated current interest rates based on similar risk profile and duration (Level 2). The carrying value, excluding unamortized debt discount and debt issuance costs, and the fair value of our fixed-rate long-term debt was as follows:

	October 31, 2020	July 31, 2020
Carrying value	$695,000	$445,000
Fair value	$694,987	$445,000

Non-Financial Assets

Non-financial assets, such as Property and equipment and Intangible assets, are measured at fair value on a non-recurring basis when events or circumstances indicate that an impairment may have occurred. If we determine these assets to be impaired, they are reported at fair value as calculated during the period. No non-financial assets were recorded at fair value during the three months ended October 31, 2020 or the fiscal year ended July 31, 2020.

Note 4.       Debt

Labrys

On August 14, 2020, we entered into a Securities Purchase Agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a $350,000 (the “Principal Amount”) Self-Amortization Promissory Note (the “Note”) for $315,000 in cash with an original issuance discount of approximately 10%. In consideration for entering into the Labrys SPA, we issued 420,000 shares (the “Commitment Shares”) of our common stock with a value of $197,400. 350,000 of the Commitment Shares (the “Second Commitment Shares”) will be returned to us if the Note is fully repaid and satisfied on or prior to August 14, 2021 (the “Maturity Date”). The Note bears interest at 12% per year.

Upon the occurrence of any “Event of Default,” the Note is convertible into shares of our common stock at a price per share equal to the closing bid price of the common stock on the trading day immediately preceding the date of conversion (the “Conversion Price”); provided, however, that Labrys may not convert any portion of the Note which would cause Labrys, collectively with its affiliates, to hold more than 4.99% of our issued and outstanding common stock, unless such limit is waived. Labrys may not execute any short sales on any of our common stock at any time while the Note is outstanding.

The Note requires that we reserve from our authorized and unissued common stock a number of shares equal to the greater of: (a) 1,140,000 shares or (b) the sum of (i) the number of shares of common stock issuable upon conversion of or otherwise pursuant to the Note and such additional shares of common stock, if any, as are issuable on account of interest on the Note pursuant to the Labrys SPA issuable upon the full conversion of the Note (assuming no payment of the principal amount or interest) as of any issue date multiplied by (ii) one and a half. We are subject to penalties for failure to timely deliver shares to Labrys following a conversion request.

The Labrys SPA and the Note contain covenants and restrictions common with this type of debt transaction. Furthermore, we are subject to certain negative covenants under the Labrys SPA and the Note, which we believe are customary for transactions of this type. At October 31, 2020, we were in compliance with all covenants and restrictions.

We paid Alliance Group Partners, LLP (“A.G.P.”) as a placement agent a fee of $25,200 and other closing costs of $6,500 for total closing costs of $31,700 which are being amortized over the one-year life of the Note.

Conversion of Convertible Note Payable

On August 14, 2020, we converted a Convertible Promissory Note with a face value of $100,000 and accrued interest of $7,000 into 214,000 shares of our common stock as calculated by the conversion price of the Convertible Promissory Note of $0.50 per share.

Notes Payable

The following notes payable were outstanding:

	October 31, 2020	July 31, 2020
Convertible notes with maturities ranging from February 19, 2021 to May 8, 2021 with interest rates of 7% and convertible at $0.80 per share	$345,000	$445,000
Note issued to Labrys due August 14, 2021 with an interest rate of 12%	350,000	–
	695,000	445,000
Unamortized debt discount and closing costs	455,024	233,770
	$239,976	$211,230

Note 5.       Stock-Based Compensation

Stock Options

Stock option activity during the quarter ended October 31, 2020 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2020	15,000,000	$0.25
Options canceled	(15,000,000)	0.25
Options outstanding at October 31, 2020	–	$–

Restricted Stock Units (“RSUs”)

There was no RSU activity during the quarter ended October 31, 2020. At October 31, 2020, there were unvested RSUs outstanding covering 400,000 shares of our common stock.

Unrecognized Compensation Costs

At October 31, 2020, we had unrecognized stock-based compensation of $5,387, which will be recognized over the weighted average remaining vesting period of 0.25 years.

Note 6.       Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended October 31,
	2020	2019
Options to purchase common stock	375,000	600,000
Shares issuable upon conversion of convertible notes and related accrued interest	448,711	712,063
Warrants to purchase common stock	584,500	35,000
Restricted stock units	1,350,000	1,500,000
Total potentially dilutive securities	2,758,211	2,847,063

Note 7.       Common Stock Issuances

Conversion of Convertible Note Payable

On August 14, 2020, we converted a Convertible Promissory Note with a face value of $100,000 and accrued interest of $7,000 into 214,000 shares of our common stock as calculated by the conversion price of the Convertible Promissory Note of $0.50 per share.

Lincoln Park

On August 14, 2020, we entered into a Purchase Agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”). Upon the satisfaction of the conditions to our right to commence sales under the LPC Purchase Agreement, including the registration of shares of our common stock issuable under the LPC Purchase Agreement in accordance with the RRA (the “Commencement”) and the date of satisfaction of such conditions the “Commencement Date”), we have the right, in our sole discretion, to sell to LPC up to $10,250,000 in shares of our common stock, from time to time over a 36-month period. In consideration for entering into the LPC Purchase Agreement, we issued 793,802 shares of our common stock to LPC.

Upon entering into the LPC Purchase Agreement, we sold 602,422 shares of our common stock to LPC in an initial purchase for a total purchase price of $250,000. Thereafter, and subject to the conditions of the LPC Purchase Agreement and RRA, on any business day and subject to certain customary conditions, we may direct LPC to purchase to up to 200,000 shares of our common stock (such purchases, “Regular Purchases”). The amount of a Regular Purchase may increase up to 100,000 shares of common stock under certain circumstances based on the market price of the common stock. There are no limits on the price per share that LPC may pay to purchase common stock under the LPC Purchase Agreement, provided that LPC’s committed obligation under any Regular Purchase shall not exceed $50,000 unless the median aggregate dollar value of the volume of shares of common stock during the 20 consecutive trading day period ending on the date of the applicable Regular Purchase equals or exceeds $100,000, in which case LPC’s committed obligation under such single Regular Purchase shall not exceed $500,000.

In addition, if we have directed LPC to purchase the full amount of common stock available as a Regular Purchase on a given day, we may direct LPC to purchase additional amounts as “accelerated purchases” and “additional accelerated purchases” as set forth in the LPC Purchase Agreement. The purchase price of shares of our common stock will be based on the then prevailing market prices of such shares at the time of sale. The LPC Purchase Agreement limits our sale of shares of common stock to LPC, and LPC’s purchase or acquisition of common stock from us, to an amount of common stock that, when aggregated with all other shares of our common stock then beneficially owned by LPC would result in LPC having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of our common stock.

The LPC Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. The LPC Purchase Agreement does not limit our ability to raise capital from other sources in our sole discretion; provided, however, that we shall not enter into any “Variable Rate Transaction” as defined in the LPC Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities, but excluding any “At-the-Market” offering with a registered broker-dealer, until the later of (i) the 36-month anniversary of the date of the LPC Purchase Agreement, and (ii) the 36-month anniversary of the Commencement Date (if the Commencement has occurred), in either case irrespective of any earlier termination of the LPC Purchase Agreement. The LPC Purchase Agreement may be terminated by us at any time and at our discretion without any cost to us.

In connection with the LPC transaction, we engaged A.G.P. as a placement agent to help raise capital. A.G.P. introduced us to LPC, for which we agreed to pay A.G.P. a fee of 8% of the amount of the funds received from LPC, which totaled $20,000 in the quarter ended October 31, 2020. A.G.P. will also receive a fee totaling 8% of any additional funds raised pursuant to the LPC Purchase Agreement.

In addition, and in consideration for the service provided in connection with Labrys and LPC, we granted warrants that were immediately exercisable for a total of 550,000 shares of our common stock at $0.50 per share to A.G.P. and two partners of A.G.P. The warrants had a value of $220,000 and expire August 6, 2024. Of the $220,000, $91,667 was netted against the LPC equity transaction and $128,333 was recorded as debt closing costs related to the Labrys transaction and is being amortized over the one-year life of the note.

The following table sets forth the amount of gross proceeds we would receive from additional sales of our stock to LPC under the LPC Purchase Agreement at varying purchase prices:

Assumed Average Purchase Price Per Share	Number of Shares to be Sold if Full Purchase(1)	Percentage of Outstanding Shares Owned After Giving Effect to the Shares Sold(2)	Proceeds from the Sale of Shares to LPC(1)
$0.10	18,668,942	18.4%	$1,866,984
0.25	18,668,942	18.4	4,667,236
0.30(3)	18,668,942	18.4	5,600,683
0.50	18,668,942	18.4	9,334,471
1.00	10,000,000	11.3	10,000,000
1.50	6,666,667	8.3	10,000,000

(1)	Although the Purchase Agreement provides that we may sell up to an additional $10,000,000 of our common stock to LPC, depending on the assumed average price per share, we may or may not be able to ultimately sell to Lincoln Park a number of shares of our common stock with a total value of $10,000,000.
(2)	The numerator is based on the maximum number of shares purchased at the corresponding assumed purchase price plus the 1,396,224 shares already owned by LPC. The denominator is based on 90,570,202 shares outstanding as of October 31, 2020 plus the number of shares assumed purchased. The table does not give effect to the prohibition contained in the LPC Purchase Agreement that prevents us from selling to LPC the number of shares such that, after giving effect to such sale, LPC and its affiliates would beneficially own more than 4.99% of the then outstanding shares of our common stock. Assuming the closing stock price of $0.30 per share on October 31, 2020 and the 4.99% limitation mentioned above, the total number of additional shares we could sell to LPC would be 1,891,039 for proceeds of $567,312.
(3)	The closing price of our common stock on October 31, 2020.

Note 8.        Related Party Transactions

Due to Officers and Executives

The following amounts were due to an officer and an executive and were included in Accounts payable on our Balance Sheets:

	October 31, 2020	July 31, 2020
Joseph M. Redmond, CEO	$–	$2,304
Christine Farrell, Controller	20,000	25,598
	$20,000	$27,902

The amount of salary due to Mr. Redmond for his services was included in Accrued wages on our Balance Sheets and was as follows:

Balance at July 31, 2020	$183,846
Salary accrued	–
Salary paid	–
Balance at October 31, 2020	$183,846

Note 9.       Going Concern

We did not recognize any revenues for the year ended July 31, 2020 or the quarter ended October 31, 2020 and we had an accumulated deficit of $29,562,242 as of October 31, 2020. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at October 31, 2020 of $292,756 may not provide enough working capital to meet our current operating expenses through December 10, 2021.

The operating deficit indicates substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease operations.

The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Additionally, as the novel coronavirus (“COVID-19”) pandemic continues to severely impact the U.S. and global economy, our business may be impacted in a variety of ways. Political, legal or regulatory actions as a result of the COVID-19 pandemic in jurisdictions where we may plan to manufacture, source or distribute products have created supply disruptions which could affect our plans, and may cause additional supply disruptions or shortages in the future. We cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions. For example, several countries, including India and China, have increased or instituted new restrictions on the export of medical or pharmaceutical products that we distribute or use in our business, including key components or raw materials. Governmental authorities in many countries, including the U.S., are enacting legislative or regulatory changes to address the impact of the pandemic, which may restrict or require changes in our operations, increase our costs, or otherwise adversely affect our operations.

If we are unable to raise additional capital by December 10, 2021, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 7. above). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Note 10. Subsequent Event

On December 4, 2020, our registration statement on S-1 that was filed on November 23, 2020, was declared effective by the Securities and Exchange Commission. The final prospectus was filed on December 8, 2020. The registration statement contains one prospectus which is incorporated by reference into this filing and is available in electronic form through the Securities and Exchange Commission EDGAR system. We have not sold any shares under the prospectus.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Many possible events or factors could affect our future financial results and performance and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2020 (“2020 Annual Report”) and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have made significant investments in three different life saving technologies: the CardioMap® heart monitoring and screening device; the Save a Life choking rescue device; and a unique neurosteroid drug compound intended to treat rare brain disorders.

We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets. We intend to license, improve and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly, as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We intend to engage third-party research and development firms who specialize in the creation of our products to assist us in the development of our own products We intend to apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products. Our products are in late-stage development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell them in the United States.

Recent Funding

In August 2020, we entered into two funding arrangements.

One with Labrys Fund, LP, which provided us with $315,000 of cash in exchange for a $350,000 promissory note and 420,000 shares of our common stock. See Note 4. of Notes to Financial Statements for additional information.

The second arrangement was with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park agreed to purchase up to $10,250,000 worth of our common stock over a 36-month period in exchange for 793,802 shares of our common stock with a value of $369,118. Lincoln Park made an initial purchase of 602,422 shares of our common stock for $250,000. See Note 7. of Notes to Financial Statements for additional information.

On December 4, 2020, our registration statement on Form S-1 that was filed on November 23, 2020, was declared effective by the Securities and Exchange Commission. The final prospectus was filed on December 8, 2020. The registration statement contains one prospectus which is incorporated by reference into this filing and is available in electronic form through the Securities and Exchange Commission EDGAR system. We have not sold any shares under the prospectus.

We intend to use the proceeds from both the Labrys and Lincoln Park agreements for general corporate purposes, including for working capital, capital expenditures and for funding additional preclinical development and potentially future clinical development of our pipeline candidates.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the facts that we may not have adequate working capital to finance our day-to-day operations and we do not have any sources of revenue. We had an accumulated deficit of $29,562,242 as of October 31, 2020 and cash of $292,756. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan.

We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may be required to further scale down or cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $292,756 available at October 31, 2020, may not provide enough working capital to meet our current operating expenses through December 10, 2021.

If we are unable to raise additional capital by December 10, 2021, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 7. of Notes to Financial Statements). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Impact of COVID-19

The COVID-19 global pandemic has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus are disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. and global economies and financial markets, which may result in a long-term economic downturn that could negatively affect future performance and our ability to secure additional debt or equity funding.

Significant Accounting Policies and Use of Estimates

During the three months ended October 31, 2020, there were no significant changes to our significant accounting policies and estimates are described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2020, which was filed with the Securities and Exchange Commission on November 16, 2020.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three-month periods ended October 31, 2020 or 2019. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended October 31,		$	%
	2020	2019	Change	Change
General and administrative expense	$525,269	$1,322,721	797,452	(60%	)
Loss from operations	(525,269)	(1,322,721)	(797,452)	(60%	)
Interest expense	186,245	93,891	92,354	98%
Net loss	$(711,514)	$(1,416,612)	(705,098)	(50%	)
Basic and diluted net loss per share	$(0.01)	$(0.02)	(0.01)	(50%	)

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The decrease in General and administrative expense was due to a $918,032 decrease in board and stock expense due to the vesting of restricted stock units in the 2019 period and a $10,000 decrease research and development expense, offset by a $240,000 increase in financing expense and a $93,061 increase in legal and professional fees related to our agreements with Labrys and Lincoln Park, and a $20,393 increase in payroll expense.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended October 31,
	2020	2019
Weighted average debt outstanding	$656,957	$334,783
Weighted average interest rate	9.5%	7.0%

The increase in interest expense for the three-month period ended October 31, 2020 compared to the same period of 2019 was due to the increased average debt outstanding and higher average interest rates due to the issuance of debt to Labrys in August 2020 as discussed above, as well as an $82,846 increase in amortization of debt discount and closing costs and an $18,204 increase in amortization of beneficial conversion feature, offset in part by the conversion of a $100,000 note payable also in August 2020.

Net Loss

Net loss decreased in the three-month period ended October 31, 2020 compared to the same period of 2019 due to the decrease in General and administrative expense, partially offset by the increase in Interest expense as discussed above.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Three Months Ended October 31,
	2020	2019
Net cash used in operating activities	$(303,496)	$(214,775)
Net cash provided by financing activities	533,300	150,000

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, we may need to suspend the creation of new products until market conditions improve.

Convertible Notes

At October 31, 2020, we had 10 convertible notes outstanding with a total principal balance of $345,000, unamortized debt discount of $145,437 and accrued interest of $13,969. The notes bear interest at 7.0% annually and the entire outstanding principal, together with accrued interest are due between February 19, 2021 and May 8, 2021, unless converted before such date. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of our common stock at a conversion price of $1.00 per share, or at a 10% discount to the closing price on the day of conversion, but not lower than $0.80 per share. At maturity, we have the right to either pay off the notes and any accrued interest or convert the notes and any accrued interest into shares of our common stock.

Conversion of Convertible Note Payable

On August 14, 2020, we provided notice to a noteholder that we elected to convert their Convertible Promissory Note at the conversion price of $0.50 per share as determined in accordance with the terms of the related agreement. Accordingly, the number of shares of our common stock was determined by dividing (i) the sum of the outstanding principal and accrued interest on the Note of $100,000 and $7,000, respectively, by (ii) the conversion price of $0.50 per share, resulting in the issuance of 214,000 shares of our common stock.

Labrys Note Payable

On August 14, 2020, we entered into a Securities Purchase Agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a $350,000 (the “Principal Amount”) Self-Amortization Promissory Note (the “Note”) for $315,000 in cash with an original issuance discount of approximately 10%. In consideration for entering into the Labrys SPA, we issued 420,000 shares (the “Commitment Shares”) of our common stock. 350,000 of the Commitment Shares (the “Second Commitment Shares”) will be returned to us if the Note is fully repaid and satisfied on or prior to August 14, 2021 (the “Maturity Date”). The Note bears interest at 12% per year.

Upon the occurrence of any “Event of Default” as defined in the Note, the Note is convertible into shares of our common stock at a price per share equal to the closing bid price of the common stock on the trading day immediately preceding the date of conversion (the “Conversion Price”); provided, however, that Labrys may not convert any portion of the Note which would cause Labrys, collectively with its affiliates, to hold more than 4.99% of our issued and outstanding common stock, unless such limit is waived. Labrys may not execute any short sales on any of our common stock at any time while the Note is outstanding.

The Note requires that we reserve from our authorized and unissued common stock a number of shares equal to the greater of: (a) 1,140,000 shares or (b) the sum of (i) the number of shares of common stock issuable upon conversion of or otherwise pursuant to the Note and such additional shares of common stock, if any, as are issuable on account of interest on the Note pursuant to the Labrys SPA issuable upon the full conversion of the Note (assuming no payment of the principal amount or interest) as of any issue date multiplied by (ii) one and a half. We are subject to penalties for failure to timely deliver shares to Labrys following a conversion request.

The Labrys SPA and the Note contain covenants and restrictions common with this type of debt transaction. Furthermore, we are subject to certain negative covenants under the Labrys SPA and the Note, which we believe are customary for transactions of this type. At October 31, 2020, we were in compliance with all covenants and restrictions.

In connection with the Labrys transaction, we engaged Alliance Group Partners, LLP (“A.G.P.”) as a placement agent. In exchange for their services, we paid A.G.P. $25,200 in cash and we also paid $6,500 in cash for Labrys’ legal fees in connection with the transaction.

PPP Note

On May 8, 2020, we received loan proceeds in the amount of $50,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  We used the proceeds for purposes consistent with the PPP and anticipate that this PPP Note will be forgiven.

Stock Sale to Lincoln Park

On August 14, 2020, we entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“LPC”). Upon the satisfaction of the conditions to our right to commence sales under the LPC Purchase Agreement, including the registration of shares of Common Stock issuable under the LPC Purchase Agreement in accordance with the RRA (the “Commencement”) and the date of satisfaction of such conditions the “Commencement Date”), we have the right, in our sole discretion, to sell to LPC up to $10,250,000 in shares of our common stock, from time to time over a 36-month period. In consideration for entering into the LPC Purchase Agreement, we issued 793,802 shares to LPC.

On December 4, 2020, our registration statement on Form S-1 that was filed on November 23, 2020, was declared effective by the Securities and Exchange Commission. The final prospectus was filed on December 8, 2020. The registration statement contains one prospectus which is incorporated by reference into this filing and is available in electronic form through the Securities and Exchange Commission EDGAR system. We have not sold any shares under the prospectus.

Upon entering into the LPC Purchase Agreement and RRA, we sold 602,422 shares of our common stock to LPC in an initial purchase for a total purchase price of $250,000. Thereafter, and subject to the conditions of the LPC Purchase Agreement and RRA, on any business day and subject to certain customary conditions, we may direct LPC to purchase to up to 200,000 shares of our common stock (such purchases, “Regular Purchases”). The amount of a Regular Purchase may increase up to 100,000 shares of common stock under certain circumstances based on the market price of the common stock. There are no limits on the price per share that LPC may pay to purchase common stock under the LPC Purchase Agreement, provided that LPC’s committed obligation under any Regular Purchase shall not exceed $50,000 unless the median aggregate dollar value of the volume of shares of common stock during the 20 consecutive trading day period ending on the date of the applicable Regular Purchase equals or exceeds $100,000, in which case LPC’s committed obligation under such single Regular Purchase shall not exceed $500,000.

In addition, if we have directed LPC to purchase the full amount of common stock available as a Regular Purchase on a given day, we may direct LPC to purchase additional amounts as “accelerated purchases” and “additional accelerated purchases” as set forth in the LPC Purchase Agreement. The purchase price of shares of our common stock will be based on the then prevailing market prices of such shares at the time of sale. The LPC Purchase Agreement limits our sale of shares of our common stock to LPC, and LPC’s purchase or acquisition of our common stock, to an amount of common stock that, when aggregated with all other shares of our common stock then beneficially owned by LPC would result in LPC having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of our common stock.

The LPC Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The LPC Purchase Agreement does not limit the Company’s ability to raise capital from other sources at its sole discretion; provided, however, that we shall not enter into any “Variable Rate Transaction” as defined in the LPC Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities, but excluding any “At-the-Market” offering with a registered broker-dealer, until the later of (i) the 36-month anniversary of the date of the LPC Purchase Agreement, and (ii) the 36-month anniversary of the Commencement Date (if the Commencement has occurred), in either case irrespective of any earlier termination of the LPC Purchase Agreement. The LPC Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

In connection with the LPC transaction, we engaged A.G.P. as a placement agent to help raise capital. A.G.P. introduced us to LPC, for which we agreed to pay A.G.P. a fee of 8% of the amount of the funds received from LPC, which totaled $20,000 in the quarter ended October 31, 2020. A.G.P. will also receive a fee totaling 8% of any additional funds raised pursuant to the LPC Purchase Agreement.

In addition, and in consideration for the services provided related to both Labrys and LPC, we granted warrants that were immediately exercisable for a total of 550,000 shares of our common stock at $0.50 per share to A.G.P. and two partners of A.G.P. The warrants had a value of $220,000 and expire August 6, 2024. Of the $220,000, $91,667 was netted against the LPC equity transaction and $128,333 was recorded as debt closing costs related to the Labrys transaction and is being amortized over the one-year life of the note.

Inflation

Inflation did not have a material impact on our business and results of operations during the periods being reported on.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 management identified the following material weaknesses in internal control over financial reporting:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement segregation of duties control procedures.

We are committed to improving our internal control over financial reporting and (1) will continue to use third-party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities; (2) will increase the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until there are sufficient personnel; and (3) may consider appointing additional outside directors and audit committee members in the future.

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended October 31, 2020, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three-month period ended October 31, 2020 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2020. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2020 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
31	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 10, 2020.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, Chief Financial Officer, President and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

