Form 10-Q
period 2021-01-31
Odyssey Group International, Inc.
filed 2021-03-11
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

(619) 832-2900

(Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.001 par value)	ODYY	OTC

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

99,821,770 shares of common stock, par value $.001 per share, outstanding as of March 11, 2021

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended January 31, 2021

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Odyssey Group International, Inc.

Balance Sheets

(Unaudited)

	January 31,	July 31,
	2021	2020

Assets
Current assets:
Cash	$63,072	$62,952
Prepaid expenses	75,000	36,667
Total current assets	138,072	99,619

Property and equipment, net of accumulated depreciation of $2,621 and $2,345	689	965
Intangible assets, net of accumulated amortization of $50,000 and $45,000	–	5,000
Total assets	$138,761	$105,584

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$495,411	$269,388
Accrued wages	224,053	211,702
Accrued interest	23,939	14,742
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $402,317 and $233,770	361,329	211,231
Total current liabilities	1,104,732	707,063

Long-term debt	50,000	50,000
Total liabilities	1,154,732	757,063

Shareholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 91,610,202 and 88,559,978 shares issued and outstanding	91,610	88,560
Additional paid-in-capital	29,323,961	28,110,689
Accumulated deficit	(30,431,542)	(28,850,728)
Total stockholders' deficit	(1,015,971)	(651,479)
Total liabilities and stockholders' deficit	$138,761	$105,584

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2021	2020	2021	2020

General and administrative expense	$633,793	$499,754	$1,159,061	$1,822,475
Loss from operations	(633,793)	(499,754)	(1,159,061)	(1,822,475)

Interest expense	235,507	101,191	421,753	195,082
Net loss and comprehensive loss	$(869,300)	$(600,945)	$(1,580,814)	$(2,017,557)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Shares used for basic and diluted net loss per share	90,913,898	87,123,009	90,597,576	87,167,772

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2020	88,559,978	$88,560	$28,110,689	$(28,850,728)	$(651,479)
Note payable converted to common stock	214,000	214	106,786	–	107,000
Stock-based compensation	–	–	130,301	–	130,301
Common stock issued in debt financing	420,000	420	196,980	–	197,400
Common stock issued in equity financing	1,396,224	1,396	248,604	–	250,000
Stock forfeited	(20,000)	(20)	–	–	(20)
Warrants issued in connection with financings	–	–	128,333	–	128,333
Net loss	–	–	–	(711,514)	(711,514)
Balances, October 31, 2020	90,570,202	90,570	28,921,693	(29,562,242)	(549,979)
Common stock issued for services	540,000	540	69,460	–	70,000
Stock-based compensation	–	–	111,728	–	111,728
Common stock issued in debt financing	300,000	300	83,700	–	84,000
Common stock issued in equity financing	200,000	200	34,880	–	35,080
Beneficial conversion feature of LGH financing	–	–	19,780	–	19,780
Warrants issued in connection with financings	–	–	82,720	–	82,720
Net loss	–	–	–	(869,300)	(869,300)
Balances, January 31, 2021	91,610,202	$91,610	$29,323,961	$(30,431,542)	$(1,015,971)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2019	86,990,400	$86,990	$23,821,124	$(24,501,872)	$(593,758)
Stock-based compensation	–	–	1,048,312	–	1,048,312
Warrants and beneficial conversion feature issued with convertible notes	–	–	85,430	–	85,430
Net loss	–	–	–	(1,416,612)	(1,416,612)
Balances, October 31, 2019	86,990,400	86,990	24,954,866	(25,918,484)	(876,628)
Stock-based compensation	–	–	181,874	–	181,874
Common stock issued for services	200,000	200	269,800	–	270,000
Net loss	–	–	–	(600,945)	(600,945)
Balances, January 31, 2020	87,190,400	$87,190	$25,406,540	$(26,519,429)	$(1,025,699)

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,580,814)	$(2,017,557)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	5,276	5,276
Stock-based compensation	242,009	1,500,187
Stock issued for services	70,000	–
Amortization of beneficial conversion feature, debt discount and closing costs	388,886	138,422
Financing costs paid with stock	44,000	–
(Increase) decrease in prepaid expenses	(38,333)	7,704
Increase (decrease) in accounts payable	226,023	(17,615)
Increase in accrued wages	12,351	12,587
Increase in accrued interest	16,196	56,660
Net cash used in operating activities	(614,406)	(314,336)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from notes payable	465,000	150,000
Principal payments made on notes payable	(96,354)	–
Financing closing costs paid with cash	(39,200)	–
Proceeds from equity financing	285,080	–
Net cash provided by financing activities	614,526	150,000

Increase (decrease) in cash	120	(164,336)

Cash:
Beginning of period	62,952	167,095
End of period	$63,072	$2,759

Supplemental cash flow information
Cash paid for interest	$16,671	$-

Supplemental disclosure of non-cash information:
Beneficial conversion feature related to Notes payable	$–	$85,430
Common stock issued for conversion of Notes payable and related accrued interest	$107,000	$–
Common stock issued for debt financing commitment shares	$281,400	$–
Warrants issued in connection with financings	$211,053	$–
Original issue discount on debt	$50,000	$–
Stock issued in exchange for closing costs	$44,000	$–
Beneficial conversion feature recognized	$19,780	$–

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

Significant Accounting Policies

Our significant accounting policies have not changed during the six months ended January 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2020.

Research and Development Expense

Research and development expense is expensed as incurred as a component of General and administrative expense and totaled $42,619 for both the three and six months ended January 31, 2021 and $10,000 and $0 for the three and six months ended January 31, 2020, respectively.

Reclassifications

Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation. There was no effect on our Statements of Operations and Comprehensive Loss or Statements of Cash Flows.

Nature of Operations

Our business model is to develop or acquire medical related products, engage third parties to help develop and manufacture such products and then distribute the products through various distribution channels, including third parties. We have product development projects in four different technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and two unique neurosteroid drug compounds intended to treat rare brain disorders and mild brain trauma (concussions). We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets.

We plan to license, improve and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly, as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third-party research and development firms who specialize in the creation of our products and we will apply for trademarks and patents as we develop proprietary products.

We are not currently selling or marketing any products, as our products are in various stages of development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell in the United States.

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

Note 3.       Asset Purchase Agreement

On January 7, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Prevacus, Inc. (“Prevacus”), pursuant to which we will purchase the assets and all of the rights, interests and intellectual property in a certain drug program (PRV-002) for treating mild brain trauma (concussion) and delivery device (the “Asset”) in exchange for (i) 7,000,000 shares of our common stock plus (ii) the Milestone Consideration, if any.

On March 1, 2021, our APA with Prevacus closed and we issued 6,000,000 shares of our common stock with a value of $7,080,000. We withheld 1,000,000 shares of our common stock in exchange for our payment of certain liabilities of Prevacus. See Note 11 of Notes to Financial Statements for additional information.

Note 4.       Fair Value

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the six months ended January 31, 2021 or the year ended July 31, 2020.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended January 31, 2021.

Contingent Liability

At January 31, 2021 and July 31, 2020, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

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

	January 31, 2021	July 31, 2020
Carrying value	$763,646	$445,000
Fair value	$763,646	$445,000

Non-Financial Assets

Non-financial assets, such as Property and equipment and Intangible assets, are measured at fair value on a non-recurring basis when events or circumstances indicate that an impairment may have occurred. If we determine these assets to be impaired, they are reported at fair value as calculated during the period. No non-financial assets were recorded at fair value during the six months ended January 31, 2021 or the fiscal year ended July 31, 2020.

Note 5.       Debt

LGH Investments, LLC

On December 11, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with LGH Investments, LLC (“LGH”), pursuant to which we entered into a $165,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due September 11, 2021 (the “Note”). We received $142,500 net cash from the issuance of the Note and incurred a $15,000 original issue discount and $7,500 closing costs, which are being amortized over the life of the Note.

The Note is convertible at a price of $0.15 per share, subject to adjustment as provided in the Note. If an Event of Default occurs as defined in the Note, the conversion price will be the lesser of (i) $0.15 per share; or (ii) 70% of the lowest traded price in the prior twenty trading days immediately preceding the Notice of Conversion.

The SPA included the issuance of (i) a five-year share purchase warrant exercisable for 470,000 shares of our common stock at a price of $0.35 per share (the “Warrant”); and (ii) 200,000 shares of our common stock (the “Inducement Shares”).

The value of the 470,000 warrants was $82,720 and the value of the 200,000 shares of common stock was $40,000 for a total value of $112,720, which is being amortized over the life of the Note as closing costs. Additionally, 100,000 shares valued at $44,000 were expensed as financing costs when incurred.

The conversion feature met the criteria for characterization as a beneficial conversion feature and, accordingly, we allocated $19,780 of the proceeds to the beneficial conversion feature, which is also being amortized over the life of the Note.

Labrys Fund, LP

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

The Labrys SPA and the Note contain covenants and restrictions common with this type of debt transaction. Furthermore, we are subject to certain negative covenants under the Labrys SPA and the Note, which we believe are customary for transactions of this type. At January 31, 2021, we were in compliance with all covenants and restrictions.

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

Notes Payable

The following notes payable were outstanding:

	January 31, 2021	July 31, 2020
Convertible notes with maturities ranging from February 19, 2021 to May 8, 2021 with interest rates of 7% and convertible at $0.80 per share	$345,000	$445,000
Note issued to Labrys due August 14, 2021 with an interest rate of 12.0%	253,646	–
Convertible note issued to LGH due September 11, 2021 with an interest rate of 8.0% and convertible at $0.15 per share	165,000	–
	763,646	445,000
Unamortized debt discount and closing costs	402,317	233,770
	$361,329	$211,230

Note 6.       Stock-Based Compensation

Stock Options

Stock option activity during the six months ended January 31, 2021 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2020	15,650,000	$0.29
Options canceled	(15,000,000)	0.25
Options outstanding at January 31, 2021	650,000	$1.31

Restricted Stock Units (“RSUs”)

RSU activity during the six months ended January 31, 2021 was as follows:

RSUs outstanding at July 31, 2020	1,750,000
RSUs issued	4,050,000
RSUs vested	(1,461,783)
RSUs outstanding at January 31, 2021	4,338,217

In January 2021, we issued RSUs covering 4,000,000 shares of our common stock to two officers which vest equally over 36 months. In addition, we issued RSUs covering 50,000 shares of our common stock to a consultant which vest equally over 24 months.

Warrants

Warrant activity during the six months ended January 31, 2021 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2020	44,500	$1.50
Warrants issued	1,020,000	0.43
Warrants exercised	–	–
Warrants canceled	(10,000)	1.50
Warrants outstanding at January 31, 2021	1,054,500	$0.47

Unrecognized Compensation Costs

At January 31, 2021, we had unrecognized stock-based compensation of $982,335, which will be recognized over the weighted average remaining vesting period of 2.92 years.

Note 7.       Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Six Months Ended January 31,
	2021	2020
Options to purchase common stock	400,000	275,000
Shares issuable upon conversion of convertible notes and related accrued interest	1,581,072	724,549
Warrants to purchase common stock	1,054,500	35,000
Restricted stock units	1,461,783	700,000
Total potentially dilutive securities	4,497,355	1,734,549

Note 8.       Common Stock Issuances

Conversion of Convertible Note Payable

On August 14, 2020, we converted a Convertible Promissory Note with a face value of $100,000 and accrued interest of $7,000 into 214,000 shares of our common stock as calculated by the conversion price of the Convertible Promissory Note of $0.50 per share.

Lincoln Park Capital Fund

On August 14, 2020, we entered into a Purchase Agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”). Pursuant to the LPC Purchase Agreement, we have the right, in our sole discretion, to sell to LPC up to $10,250,000 in shares of our common stock, from time to time over a 36-month period. In consideration for entering into the LPC Purchase Agreement, we issued 793,802 shares of our common stock to LPC.

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

Shares purchased by LPC, including the initial purchase, are summarized below:

Purchase Date	Number of Shares Purchased	Purchase Price per Share	Total Purchase Price	Remaining Purchase Availability
August 14, 2020	602,422	$0.4100	$250,000	$10,000,000
January 11, 2021	100,000	0.1710	17,100	9,982,900
January 15, 2021	100,000	0.1798	17,980	9,964,920
	802,422		$285,080

The following table sets forth the remaining amount of gross proceeds we would receive from additional sales of our stock under the LPC Purchase Agreement at varying purchase prices as of January 31, 2021:

Assumed Average Purchase Price Per Share	Number of Shares to be Sold if Full Purchase(1)	Percentage of Outstanding Shares Owned After Giving Effect to the Shares Sold(2)	Proceeds from the Sale of Shares to LPC(1)
$0.10	18,468,942	18.2%	$1,846,984
0.25	18,468,942	18.2	4,617,236
0.40(3)	18,468,942	18.2	7,387,577
0.50	18,468,942	18.2	9,234,471
1.00	9,964,920	11.4	9,964,920
1.50	6,643,280	8.4	9,964,920

(1)	Although the Purchase Agreement provides that we may sell up to an additional $9,964,920 of our common stock to LPC, depending on the assumed average price per share, we may or may not be able to ultimately sell to Lincoln Park a number of shares of our common stock with a total value of $9,964,920 as the maximum number of shares to be sold totals 20,065,166. Following purchases and issuances made to date, 18,468,942 shares remained as of January 31, 2021.
(2)	The numerator is based on the maximum number of shares purchased at the corresponding assumed purchase price plus the 1,596,224 shares owned by LPC at January 31, 2021. The denominator is based on 91,610,202 shares outstanding as of January 31, 2021 plus the number of shares assumed purchased. The table does not give effect to the prohibition contained in the LPC Purchase Agreement that prevents us from selling to LPC the number of shares such that, after giving effect to such sale, LPC and its affiliates would beneficially own more than 4.99% of the then outstanding shares of our common stock.
(3)	The closing price of our common stock on January 29, 2021.

Note 9.        Related Party Transactions

Due to Officers and Executives

The following amounts were due to our officers and were included in Accounts payable on our Balance Sheets:

	January 31, 2021	July 31, 2020
Joseph M. Redmond, CEO	$3,698	$2,304
Christine Farrell, CFO	15,803	25,598
	$19,501	$27,902

The amount of salary due to Mr. Redmond for his services was included in Accrued wages on our Balance Sheets and was as follows:

Balance at July 31, 2020	$183,846
Salary accrued	–
Salary paid	–
Balance at January 31, 2021	$183,846

Note 10.       Going Concern

We did not recognize any revenues for the year ended July 31, 2020 or the six months ended January 31, 2021 and we had an accumulated deficit of $30,431,542 as of January 31, 2021. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at January 31, 2021 of $63,072 may not provide enough working capital to meet our current operating expenses through March 10, 2022.

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

If we are unable to raise additional capital by December 10, 2021, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 8 above). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Note 11. Subsequent Events

Stock Subscriptions

In February 2021, we sold a total of 952,171 shares of our common stock to 11 accredited investors for total proceeds of $689,500.

In March 2021, we sold 525,000 Units at $1.00 per unit. Each Unit consisted of one share of our common stock and a right to purchase one share of our common stock $2.00. This right expires one year from the date of closing.

LPC Share Purchases

From February 1, 2021 through March 10, 2021, LPC purchased an additional 1,173,124 shares of our common stock for a total price of $1,018,448 and, as of March 10, 2021, there was $8,946,472 remaining purchase availability.

PPP Loan

On February 11, 2021, we received notice that the SBA Paycheck Protection Program loan was forgiven.

Prevacus

On March 1, 2021, our APA with Prevacus closed and we issued 6,000,000 shares of our common stock with a value of $7,080,000. We withheld 1,000,000 shares of our common stock in exchange for our payment of certain liabilities of Prevacus.

The Milestone Consideration may be earned by Prevacus as follows: (i) up to 2,000,000 shares of our Common Stock when the United States Patents are revived in our name by the U.S. Patent and Trademark Office and any international patents that have lapsed also revived in our name by the respective country’s patent offices. The value of shares issued shall not exceed $6,000,000 based on the price of our common stock on the date the payment is due; (ii) 1,000,000 shares of our common stock upon successful first dosing in a Phase I Clinical Trial for the Asset; (iii) up to 2,000,000 shares of our common stock upon the grant and issuance to us of a Patent for the drug-device combination for the Asset and the Delivery Device from the U.S. Patent and Trademark Office, the value of which shall not exceed $10,000,000 based on the price of our common stock on the date the payment is due; (iv) 1,000,000 shares of our common stock upon our receipt of net proceeds of at least $1,000,000 in a Non-Dilutive Financing relating directly to the development of the Asset and the Delivery Device. This milestone will expire one year after the Closing Date or, for any Non-Dilutive Financing submitted prior to the one year anniversary of the Closing Date, the milestone will stay effective until the second year anniversary of the Closing Date; (v) up to 2,000,000 shares of our common stock if we sell the Asset after a Phase Ib Clinical Trial for which we are the sponsor is complete, but prior to completion of a Phase II Clinical Trial, to a Third Party resulting in net proceeds to us of at least $50,000,000. The value of the 2,000,000 shares related to this milestone shall not exceed $50,000,000 dollars, shall not exceed $25,000,000 based on the price of our common stock on the date the payment is due; (vi) 4,000,000 shares of our common stock upon the successful completion of a Phase II Clinical Trial for the Asset that leads to (I) our sale of the Asset to a Third Party resulting in net proceeds to us of at least $50,000,000; or (II) the administration of the first dose to a human being in a Phase III Clinical Trial for the Asset for which Company; and (vii) 2,000,000 shares of our common stock after the first dosing in a human as part of a Phase II Clinical Trial and the successful completion of a Phase 1B human clinical trial, as determined by us in our sole discretion.

LGH Investments, LLC

On March 5, 2021, LGH notified us of their intent to convert their $165,000 convertible promissory note plus $13,200 of interest. We negotiated with them to convert $89,100 of the total into 594,000 shares of our common stock and paid the remaining $89,100 in cash.

Convertible Notes

In February and March 2021, upon maturity, we converted Convertible Promissory Notes with a face value of $130,000 and accrued interest of $9,100 into 140,397 shares of our common stock as calculated by the conversion price of the Convertible Promissory Notes of $0.99 per share.

In February 2021, we settled a Convertible Promissory Note with a face value of $20,000 and accrued interest of $1,400 with cash totaling $21,400.

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

Overview

Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have made investments in three different life saving technologies: the CardioMap® heart monitoring and screening device; the Save a Life choking rescue device; and a unique neurosteroid drug compound intended to treat rare brain disorders.

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

Recent Funding

Stock Subscriptions

In February 2021, we sold a total of 952,171 shares to 11 accredited investors for total proceeds of $689,500.

In March 2021, we sold 525,000 Units at $1.00 per unit. Each Unit consisted of one share of our common stock and a right to purchase one share of our common stock $2.00. This right expires one year from the date of closing.

LGH

On December 11, 2020, we entered into a Securities Purchase Agreement with LGH Investments, LLC, pursuant to which we entered into a $165,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due September 11, 2021. We received $142,500 net cash from the issuance of the Note and incurred a $15,000 original issue discount and $7,500 of closing costs, which are being amortized over the life of the note.

On March 5, 2021, LGH notified us of their intent to convert their $165,000 convertible promissory note plus $13,200 of interest. We negotiated with them to convert $89,100 of the total into 594,000 shares of our common stock and paid the remaining $89,100 in cash.

See Note 5 of Notes to Financial Statements for additional information.

Labrys and Lincoln Park

In August 2020, we entered into two funding arrangements as follows:

One with Labrys Fund, LP, which provided us with $315,000 of cash in exchange for a $350,000 promissory note and 420,000 shares of our common stock. See Note 5 of Notes to Financial Statements for additional information.

The second arrangement was with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park agreed to purchase up to $10,250,000 worth of our common stock over a 36-month period in exchange for 793,802 shares of our common stock with a value of $369,118. Lincoln Park made an initial purchase of 602,422 shares of our common stock for $250,000, two additional purchases in January 2021 for a total of 200,000 shares for $35,080 and additional purchases through March 10, 2021 totaling 1,173,124 shares for total proceeds of $1,018,448. See Note 8 of Notes to Financial Statements for additional information.

On December 4, 2020, our registration statement on Form S-1 for the registration of shares to be sold to Lincoln Park was declared effective by the Securities and Exchange Commission.

We intend to use the proceeds from all of the agreements for general corporate purposes, including for working capital, capital expenditures and for funding additional preclinical development and potentially future clinical development of our pipeline candidates.

Asset Purchase Agreement

On January 7, 2021, we entered into an Asset Purchase Agreement (“APA”) with Prevacus, Inc. (“Prevacus”) pursuant to which we will purchase the assets and all of the rights, interests and intellectual property in a certain drug program (PRV-002) for treating mild brain trauma (concussion) and delivery device (the “Asset”) in exchange for (i) 7,000,000 shares of our common stock plus (ii) the Milestone Consideration, if any.

On March 1, 2021, our APA with Prevacus closed and we issued 6,000,000 shares of our common stock with a value of $7,080,000. We withheld 1,000,000 shares of our common stock in exchange for our payment of certain liabilities of Prevacus.

See Note 3 of Notes to Financial Statements for additional information

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the facts that we may not have adequate working capital to finance our day-to-day operations and we do not have any sources of revenue. We had an accumulated deficit of $30,431,542 as of January 31, 2021 and cash of $63,072. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan.

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

For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $63,072 available at January 31, 2021 may not provide enough working capital to meet our current operating expenses through March 10, 2022.

If we are unable to raise additional capital by March 10, 2022, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 8 of Notes to Financial Statements). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

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

Significant Accounting Policies and Use of Estimates

During the six months ended January 31, 2021, there were no significant changes to our significant accounting policies and estimates are described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2020, which was filed with the Securities and Exchange Commission on November 16, 2020.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three or six month periods ended January 31, 2021 or 2020. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended January 31,		$	%
	2021	2020	Change	Change
General and administrative expense	$633,793	499,754	$134,039	27%
Loss from operations	(633,793)	(499,754)	(134,039)	27%
Interest expense	235,507	101,191	134,316	133%
Net loss	(869,300)	(600,945)	(268,355)	45%
Basic and diluted net loss per share	(0.01)	(0.01)	–	–

	Six Months Ended January 31,		$	%
	2021	2020	Change	Change
General and administrative expense	$1,159,061	$1,822,475	$(663,414)	(39)%
Loss from operations	(1,159,061)	(1,822,475)	663,414	(39)%
Interest expense	421,753	195,082	226,671	116%
Net loss	(1,580,814)	(2,017,557)	436,743	(22)%
Basic and diluted net loss per share	(0.02)	(0.02)	–	–

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The increase in General and administrative expense in the three months ended January 31, 2021 as compared to the same period of 2020 was due to a $70,147 decrease in board and stock expense due to the vesting of restricted stock units in the 2020 period and a $77,477 decrease in consulting fees, offset by $42,619 increase research and development expense, a $115,297 increase in legal and professional fees, a $52,565 increase in business development and investor relations, a $25,674 increase in insurance expense and a $46,806 increase in financing.

The decrease in General and administrative expense in the six months ended January 31, 2021 as compared to the same period of 2020 was due to a $988,178 decrease in board and stock expense due to the vesting of restricted stock units in the 2020 period and a $158,192 decrease in consulting fees, offset by a $275,504 increase in legal and professional fees, a $32,619 increase in research and development expense, a $58,950 increase in business development and investor relations, $18,257 in payroll costs, a $29,841 increase in insurance expense and a $66,806 increase in financing costs.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Weighted average debt outstanding	$703,207	$293,478	$861,876	$593,478
Weighted average interest rate	8.9%	7.0%	8.9%	7.0%

The increases in interest expense for the three and six months ended January 31, 2021 compared to the same periods of 2020 were due to the increased average debt outstanding and higher average interest rates due to the issuance of debt to Labrys in August 2020 and to LGH in December 2020 as discussed above, as well as a $149,594 and a $250,464 increase, respectively, in amortization of debt discount, beneficial conversion feature and closing costs, offset in part by the conversion of a $100,000 note payable in August 2020.

Net Loss

Net loss increased in the three months ended January 31, 2021 compared to the same period of the prior year due to increased General and administrative expense and interest expense as discussed above. The decrease in the six months ended January 31, 2021 compared to the same period of 2020 was due to the decrease in General and administrative expense, partially offset by the increase in Interest expense as discussed above.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Six Months Ended January 31,
	2021	2020
Net cash used in operating activities	$(614,406)	$(314,336)
Net cash provided by financing activities	614,526	150,000

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

Convertible Notes

At January 31, 2021, we had 10 convertible notes outstanding with a total principal balance of $345,000, unamortized debt discount of $58,546 and accrued interest of $20,056. The notes bear interest at 7.0% annually and the entire outstanding principal, together with accrued interest are due between February 19, 2021 and May 8, 2021, unless converted before such date. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of our common stock at a conversion price of $1.00 per share, or at a 10% discount to the closing price on the day of conversion, but not lower than $0.80 per share. At maturity, we have the right to either pay off the notes and any accrued interest or convert the notes and any accrued interest into shares of our common stock.

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

LGH Convertible Note Payable

On December 11, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with LGH Investments, LLC (“LGH”), pursuant to which we entered into a $165,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due September 11, 2021 (the “Note”). We received $142,500 net cash from the issuance of the Note and incurred a $15,000 original issue discount and $7,500 closing costs, which are being amortized over the life of the Note.

The Note is convertible at a price of $0.15 per share, subject to adjustment as provided in the Note. If an Event of Default occurs as defined in the Note, the conversion price will be the lesser of (i) $0.15 per share; or (ii) 70% of the lowest traded price in the prior twenty trading days immediately preceding the Notice of Conversion.

The SPA included the issuance of (i) a five-year share purchase warrant exercisable for 470,000 shares of our common stock at a price of $0.35 per share (the “Warrant”); and (ii) 200,000 shares of our common stock (the “Inducement Shares”).

The value of the 470,000 warrants was $82,720 and the value of the 200,000 shares of common stock was $40,000 for a total value of $112,720, which is being amortized over the life of the Note as closing costs. Additionally, 100,000 shares valued at $44,000 was expensed as financing costs when incurred.

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

See Note 5. of Notes to Financial Statements for additional information.

PPP Note

On May 8, 2020, we received loan proceeds in the amount of $50,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  We used the proceeds for purposes consistent with the PPP. On February 11, 2021, we received notice that the PPP Note was forgiven.

Stock Sales to Lincoln Park

On August 14, 2020, we entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“LPC”). Pursuant to the LPC Purchase Agreement, we have the right, in our sole discretion, to sell to LPC up to $10,250,000 in shares of our common stock, from time to time over a 36-month period. In consideration for entering into the LPC Purchase Agreement, we issued 793,802 shares to LPC.

Upon entering into the LPC Purchase Agreement, we sold 602,422 shares of our common stock to LPC in an initial purchase for a total purchase price of $250,000. In January 2021, we sold an additional 200,000 shares of our common stock to LPC for total proceeds $35,080.

From February 1, 2021 through March 10, 2021, LPC purchased an additional 1,173,124 shares of our common stock for a total price of $1,018,448 and, as of March 10, 2021, there was $8,946,472 remaining purchase availability.

See Note 8 and 11 of Notes to Financial Statements for additional information.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of January 31, 2021, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended January 31, 2021, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the six months ended January 31, 2021 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2020. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2020 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1*	Employment Agreement by and between Odyssey Group International, Inc. and Joseph Michael Redmond, dated January 21, 2021. Incorporated by reference to Form 8-K filed with the SEC on January 26, 2021.
10.2*	Employment Agreement by and between Odyssey Group International, Inc. and Christine M. Farrell, dated January 21, 2021. Incorporated by reference to Form 8-K filed with the SEC on January 26, 2021.
10.3*	Restricted Stock Unit Award Agreement between Odyssey Group International, Inc. and Joseph Michael Redmond dated January 1, 2021.
10.4*	Restricted Stock Unit Award Agreement between Odyssey Group International, Inc. and Christine Farrell dated January 1, 2021.
10.5	Form of Confidential Private Placement Memorandum
10.6	Form of Private Placement Common Stock Purchase Agreement
10.7	Form of Private Placement Common Stock Purchase Warrant Agreement
10.8	Form of Common Stock Subscription Agreement
10.9	Form of Warrant to Purchase Shares
10.10	Amendment No. 1 to the Warrant Agreement, dated December 11, 2020, by and between Odyssey Group International, Inc. and LGH Investments, LLC. Incorporated by reference to Form 8-K filed with the SEC on January 29, 2021.
10.11	Asset Purchase Agreement by and among Prevacus, Inc., Michael Lewandowski, Jacob Vanlandingham, Ph.D. and Odyssey Group International, Inc. dated January 8, 2021. Incorporated by reference to Form 8-K filed on January 8, 2021.
10.12	Securities Purchase Agreement by and between Odyssey Group International, Inc. and LGH Investments, LLC dated December 11, 2020. Incorporated by reference to Form 8-K filed on December 15, 2020.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 11, 2021.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

