Form 10-Q
period 2021-04-30
Odyssey Group International, Inc.
filed 2021-06-21
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

96,891,168 shares of common stock, par value $.001 per share, outstanding as of June 21, 2021.

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended April 30, 2021

i

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Odyssey Group International, Inc.

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2021	2020

Assets
Current assets:
Cash	$1,378,225	$62,952
Prepaid expenses	75,000	36,667
Total current assets	1,453,225	99,619

Property and equipment, net of accumulated depreciation of $2,758 and $2,345	552	965
Intangible assets, net of accumulated amortization of $50,000 and $45,000	–	5,000
Total assets	$1,453,777	$105,584

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$338,845	$269,388
Accrued wages	246,872	211,702
Accrued interest	14,098	14,742
Asset purchase liability	1,125,026	–
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $616,183 and $233,770	675,847	211,231
Total current liabilities	2,400,688	707,063

Long-term debt	–	50,000
Total liabilities	2,400,688	757,063

Shareholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 101,539,105 and 88,559,978 shares issued and outstanding	101,539	88,560
Additional paid-in-capital	41,784,782	28,110,689
Accumulated deficit	(42,833,232)	(28,850,728)
Total stockholders' deficit	(946,911)	(651,479)
Total liabilities and stockholders' deficit	$1,453,777	$105,584

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2021	2020	2021	2020

General and administrative expense	$2,654,320	$867,665	$3,813,380	$2,690,140
In-process research and development	9,440,000	–	9,440,000	–
Loss from operations	(12,094,320)	(867,665)	(13,253,380)	(2,690,140)

Interest expense	357,370	131,610	779,124	326,692
Other income	(50,000)	–	(50,000)	–
Net loss and comprehensive loss	$(12,401,690)	$(999,275)	$(13,982,504)	$(3,016,832)

Basic and diluted net loss per share	$(0.13)	$(0.01)	$(0.15)	$(0.02)

Shares used for basic and diluted net loss per share	98,382,540	87,170,622	93,135,527	87,113,296

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2020	88,559,978	$88,560	$28,110,689	$(28,850,728)	$(651,479)
Conversion of convertible note payable	214,000	214	106,786	–	107,000
Stock-based compensation	–	–	130,301	–	130,301
Common stock issued in debt financing	420,000	420	196,980	–	197,400
Common stock issued in equity financing	1,396,224	1,396	248,604	–	250,000
Stock forfeited	(20,000)	(20)	–	–	(20)
Warrants issued in connection with debt and equity financings	–	–	128,333	–	128,333
Net loss	–	–	–	(711,514)	(711,514)
Balances, October 31, 2020	90,570,202	90,570	28,921,693	(29,562,242)	(549,979)
Common stock issued for services	540,000	540	69,460	–	70,000
Stock-based compensation	–	–	111,728	–	111,728
Common stock issued to LGH in connection with debt financing	300,000	300	83,700	–	84,000
Common stock issued to LPC in connection with equity financing	200,000	200	34,880	–	35,080
Beneficial conversion feature of LGH financing	–	–	19,780	–	19,780
Warrants issued in connection with debt and equity financings	–	–	82,720	–	82,720
Net loss	–	–	–	(869,300)	(869,300)
Balances, January 31, 2021	91,610,202	91,610	29,323,961	(30,431,542)	(1,015,971)
Common stock issued for services	100,000	100	123,150	–	123,250
Stock-based compensation			887,437	–	887,437
Common stock issued in asset purchase agreement	6,000,000	6,000	8,254,000	–	8,260,000
Conversion of convertible note debt financing	298,165	298	245,802	–	246,100
Conversion of convertible note debt financing in connection with LGH	594,000	594	88,506		89,100
Common stock issued in equity financing	1,485,834	1,486	1,213,014	–	1,214,500
Common stock issued in connection with LPC share purchase	1,350,904	1,351	1,185,044	–	1,186,395
Common stock issued in connection with LGH financing	100,000	100	40,865	–	40,965
Warrants issued in connection with debt financings			423,003		423,003
Net loss				(12,401,690)	(12,401,690)
Balances, April 30, 2021	101,539,105	$101,539	$41,784,782	$(42,833,232)	$(946,911)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2019	86,990,400	$86,990	$23,821,124	$(24,501,872)	$(593,758)
Stock-based compensation	–	–	1,048,312	–	1,048,312
Warrants and beneficial conversion feature issued with convertible notes	–	–	85,430	–	85,430
Net loss	–	–	–	(1,416,612)	(1,416,612)
Balances, October 31, 2019	86,990,400	86,990	24,954,866	(25,918,484)	(876,628)
Stock-based compensation	–	–	181,874	–	181,874
Common stock issued for services	200,000	200	269,800	–	270,000
Net loss	–	–	–	(600,945)	(600,945)
Balances, January 31, 2020	87,190,400	87,190	25,406,540	(26,519,429)	(1,025,699)
Common stock issued for services			546,708	–	546,708
Warrants and beneficial conversion feature issued with convertible notes	–	–	250,000	–	250,000
Net loss	–	–	–	(999,275)	(999,275)
Balances, April 30, 2020	87,190,400	$87,190	$26,203,248	$(27,518,704)	$(1,228,266)

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(13,982,504)	$(3,016,832)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	5,413	7,915
Stock-based compensation	1,129,446	2,046,895
Stock issued for services	193,250	–
Debt Discount from beneficial conversion feature, warrants closing cost and inducement shares	(125,202)	–
Amortization of beneficial conversion feature, debt discount and closing costs	718,989	352,384
In-process R& D	8,260,000	–
Financing costs paid with stock	169,000	–
Gain on forgiveness of long-term debt	(50,000)	–
(Increase) decrease in prepaid expenses	(38,333)	158,932
Increase (decrease) in accounts payable	69,457	17,173
Increase in accrued wages	35,170	17,399
Increase in accrued interest	29,056	75,681
Decrease in asset purchase liability	1,125,026	–
Net cash used in operating activities	(2,461,232)	(340,453)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from notes payable	1,565,000	200,000
Financing closing costs paid with cash	(169,000)	–
Principal payments made on notes payable	(305,470)	–
Proceeds from equity financing	2,685,975	–
Net cash provided by financing activities	3,776,505	200,000

Increase (decrease) in cash	1,315,273	(140,453)

Cash:
Beginning of period	62,952	167,095
End of period	$1,378,225	$26,642

Supplemental disclosure of cash flow information
Cash paid for interest	$30,310	$–

Supplemental disclosure of non-cash information:
Beneficial conversion feature related to notes payable	$–	$335,430
Note receivable related to a note payable	–	100,000
Common stock issued for conversion of notes payable and related accrued interest	442,200	–
Common stock issued for debt financing commitment shares	197,400	–
Warrants issued in connection with financings	634,056	–
Original issue discount on debt	169,200	–
Stock issued in exchange for closing costs	124,965	–
Beneficial conversion feature recognized	19,780	–

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

Significant Accounting Policies

Our significant accounting policies have not changed during the nine months ended April 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2020.

Research and Development

Research and development expense is expensed as incurred as a component of General and administrative expense and totaled $565,764 and $608,383 for the three and nine months ended April 30, 2021, respectively, and $0 and $10,000 for the three and nine months ended April 30, 2020, respectively.

In-process Research and Development

In-process research and development is expensed upon purchase and totaled $9,440,000 for the three and nine months ended April 30, 2021, and $0 for the three and nine months ended April 30, 2020. See Note 3 to Notes to Financial Statements for additional information.

Reclassifications

Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation. There was no effect on our Statements of Operations and Comprehensive Loss or Statements of Cash Flows.

Nature of Operations

Our business model is to develop or acquire medical related products, engage third parties to help develop and manufacture such products and then distribute the products through various distribution channels, including third parties. We have acquired four different technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and two unique neurosteroid drug compounds intended to treat rare brain disorders and mild brain trauma (concussions). We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets.

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

Note 3.       Asset Purchase Agreement

On January 7, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Prevacus, Inc. (“Prevacus”), pursuant to which we purchased the assets and all of the rights, interests and intellectual property in a certain drug program (PRV-002) for treating mild brain trauma (concussion) and the delivery device (collectively, the “Asset”) in exchange for (i) 7,000,000 shares of our common stock plus (ii) the Milestone Consideration. Prevacus is a related party, as we are party to a Joint Venture and Intellectual Property Purchase Agreement, entered into in June 2019 and its President, Dr. Jacob Vanlandingham, is a member of our Board of Directors.

The Milestone Consideration (“Milestone”) may be earned by Prevacus as follows:

(i)	2,000,000 shares of our Common Stock when the United States Patents are revived in our name by the U.S. Patent and Trademark Office and any international patents that have lapsed also revived in our name by the respective country’s patent offices. The value of shares issued shall not exceed $6,000,000 based on the price of our common stock on the date the payment is due;

(ii)	1,000,000 shares of our common stock upon successful first dosing in a Phase I Clinical Trial for the Asset;

(iii)	2,000,000 shares of our common stock upon the grant and issuance to us of a Patent for the Asset from the U.S. Patent and Trademark Office, the value of which shall not exceed $10,000,000 based on the price of our common stock on the date the payment is due;

(iv)	1,000,000 shares of our common stock upon our receipt of net proceeds of at least $1,000,000 in a Non-Dilutive Financing relating directly to the development of the Asset within one year after the Closing Date or, in the event of any Non-Dilutive Financing submitted prior to the one year anniversary of the Closing Date, the milestone will stay effective until the second year anniversary of the Closing Date;

(v)	2,000,000 shares of our common stock if we sell the Asset to a Third Party resulting in net proceeds to us of at least $50,000,000 after a Phase IB Clinical Trial for which we are the sponsor is complete, but prior to completion of a Phase II Clinical Trial. The value of the 2,000,000 shares related to this milestone shall not exceed $25,000,000 based on the price of our common stock on the date the payment is due;

(vi)	4,000,000 shares of our common stock upon the successful completion of a Phase II Clinical Trial for the Asset that leads to (I) our sale of the Asset to a Third Party resulting in net proceeds to us of at least $50,000,000; or (II) the administration of the first dose in a Phase III Clinical Trial for the Assetfor which we are, or one of our affiliates or licensees is the sponsor; and

(vii)	2,000,000 shares of our common stock after the first dosing in a Phase II Clinical Trial and the successful completion of a Phase 1B human clinical trial.

All Milestone payments shall only be paid once, upon the initial achievement of the particular Milestone event. Odyssey, at its sole and absolute discretion shall determine if any Milestone event has occurred. To extent the related milestones are not achieved, the above-mentioned Milestone payments will terminate and cease to exist, and we will no longer be liable thereunder, if said Milestone is not completed within four years after the Closing Date.

On March 1, 2021 (the “Closing Date”), our APA with Prevacus closed and we issued 6,000,000 shares of our common stock valued at the fair market value of $1.18 per share for the stock granted on the date of acquisition for $7,080,000. In addition, 1,000,000 shares of our common stock valued at $1.18 per share for $1,180,000 was recorded as a component of Additional Paid in Capital for the probability of earning the Milestone Consideration of first dosing in a Phase I Clinical Trial. In addition, we withheld 1,000,000 shares of our common stock valued at $1.18 per share, for $1,180,000, in exchange for our payment of certain liabilities of Prevacus. We determined that in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)) and pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred.

On March 1, 2021, the date of acquisition, we expensed $9,440,000 as In-process research and development. At April 30, 2021, our Asset purchase liability account balance was $1,125,026. The net change in the Asset purchase liability account will be released as shares at $1.18 per share once all liabilities have been paid.

At April 30, 2021 we have contingent consideration related to the Milestones in the APA entered into March 1, 2021. According to the agreement, we will issue common stock at the fair value at date of meeting the Milestone Consideration (i) and (iii – vii). The fair value of the contingent consideration was reviewed and it was determined that based on the current status of the project (Level 3), the value was zero for the current period ended April 30, 2021 since it is not yet probable that we will meet the future Milestone consideration.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the nine months ended April 30, 2021 or the year ended July 31, 2020.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended April 30, 2021.

Contingent Liabilities

At April 30, 2021 and July 31, 2020, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

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

	April 30, 2021	July 31, 2020
Carrying value	$1,292,030	$445,000
Fair value	$1,233,415	$445,000

Non-Financial Assets

Non-financial assets, such as Property and equipment and Intangible assets, are measured at fair value on a non-recurring basis when events or circumstances indicate that an impairment may have occurred. If we determine these assets to be impaired, they are reported at fair value as calculated during the period. No non-financial assets were recorded at fair value during the nine months ended April 30, 2021 or the fiscal year ended July 31, 2020.

Note 5.       Debt

LGH Investments, LLC

December 2020 Promissory Note

On December 11, 2020, we entered into a Securities Purchase Agreement (the “2020 LGH Agreement ”) with LGH Investments, LLC (“LGH”), pursuant to which we entered into a $165,000 face value convertible promissory note which bore interest at a one-time rate of 8.0% applied to the face value and was due September 11, 2021 (the “2020 Note”). We received $150,000 from the issuance of the 2020 Note and incurred a $15,000 original issue discount and $7,500 closing costs, which were being amortized over the life of the 2020 Note.

The 2020 Note was convertible at a price of $0.15 per share, subject to adjustment as provided in the 2020 Note.

The 2020 LGH Agreement included the issuance of a five-year share purchase warrant exercisable for 470,000 shares of our common stock at a price of $0.35 per share and 200,000 shares of our common stock.

The value of the 470,000 warrants was $82,720 and the value of the 200,000 shares of common stock was $40,000 for a total value of $122,720, which were being amortized over the life of the 2020 Note as closing costs. Additionally, 100,000 shares valued at $44,000 were expensed as financing costs when incurred.

The conversion feature met the criteria for characterization as a beneficial conversion feature and, accordingly, we allocated $19,780 of the proceeds to the beneficial conversion feature, which was also being amortized over the life of the 2020 Note.

On March 5, 2021, LGH notified us of their intent to convert their $165,000 convertible promissory note plus $13,200 of interest. We negotiated with them to convert $89,100 of the total into 594,000 shares of our common stock and paid the remaining $89,100 in cash.

April 2021 Promissory Note

On April 5, 2021, we entered into a Securities Purchase Agreement with LGH (“2021 LGH Agreement”) pursuant to which we entered into a $1,050,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due February 5, 2022 (the “2021 Note”). We received $970,000 net cash from the issuance of the 2021 Note and incurred a $50,000 original issue discount and $30,000 closing costs, which are being amortized over the life of the 2021 Note.

The 2021 Note is convertible at a price of $1.00 per share. If an Event of Default occurs as defined in the 2021 Note, the Outstanding Balance shall immediately increase to one hundred twenty percent (120%) of the Outstanding Balance immediately prior to the occurrence of the Event of Default and the conversion price will be $1.00 per share.

The 2021 LGH Agreement included the issuance of a five-year share purchase warrant exercisable for 1,134,000 shares of our common stock at a price of $0.95 per share and 100,000 shares of our common stock.

The value of the 1,134,000 warrants was $877,716, of which $423,003 was allocated as debt discount and the value of the 100,000 shares of common stock was $85,000 of which $40,965 was allocated as the fair value of the common shares, for a total value of $463,968 which is being amortized over the life of the Note.

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

The Labrys SPA and the Note contain covenants and restrictions common with this type of debt transaction. Furthermore, we are subject to certain negative covenants under the Labrys SPA and the Note, which we believe are customary for transactions of this type. At April 30, 2021, we were in compliance with all covenants and restrictions.

We paid Alliance Global Partners, LLP (“A.G.P.”) as a placement agent a fee of $25,200 and other closing costs of $6,500 for total closing costs of $31,700 which are being amortized over the one-year life of the Note.

Conversion of Convertible Notes Payable

On August 14, 2020, we converted a convertible promissory note with a face value of $100,000 and accrued interest of $7,000 into 214,000 shares of our common stock as calculated by the conversion price of the convertible promissory note of $0.50 per share.

In February, March and April 2021, upon maturity, we converted five convertible promissory notes with an aggregate face value of $230,000 and aggregate accrued interest of $16,100 into 298,165 shares of our common stock as calculated by the conversion price of the convertible promissory notes with a weighted average conversion rate of $0.83 per share.

In February 2021, we settled a convertible promissory note with a face value of $20,000 and accrued interest of $1,400 with a cash payment totaling $21,400.

PPP Loan

On February 11, 2021, we received notice that the SBA Paycheck Protection Program loan for $50,000 was forgiven. The $50,000 gain is reflected as Other income on our Statements of Operations for the three and nine months ended April 30, 2021.

Notes Payable

The following notes payable were outstanding:

	April 30, 2021	July 31, 2020
Convertible notes with maturities in May 2021 with interest rates of 7% and convertible at $0.80 per share	$95,000	$445,000
Note issued to Labrys due August 14, 2021 with an interest rate of 12.0%	147,030	–
Convertible note issued to LGH due February 5, 2022 with an interest rate of 8.0% and convertible at $1.00 per share	1,050,000	–
	1,292,030	445,000
Unamortized debt discount and closing costs	(616,183)	233,770
	$675,847	$211,230

Note 6.       Share-based Payments

Stock Options

Stock option activity during the nine months ended April 30, 2021 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2020	15,050,000	$0.26
Options canceled	(15,000,000)	0.25
Options granted	1,000,000	1.18
Options outstanding at April 30, 2021	1,050,000	$1.22

On March 1, 2021, as part of the APA and Dr. Vanlandingham’s employment agreement, Dr. Vanlandingham was granted 1,000,000 stock options with a fair market value of $941,000. 250,000 shares vest on signing of closing documents. 250,000 shares vest on Phase 1A first dosing of human, 250,000 shares vest on Phase 1B first dosing of human; and 250,000 shares vest upon Company being accepted on NASDAQ. These amounts are being expensed over the life of the awards and $490,104 was expensed to General and administrative expenses at April 30, 2021.

The foregoing table only includes stock options awarded to employees and others for services rendered to the Company. 600,000 options with an exercise price of $1.25 and a remaining term of 8.15 years issued as consideration for our acquisition of certain intellectual property assets are not reflected in the table above.

Restricted Stock Units (“RSUs”)

RSU activity during the nine months ended April 30, 2021 was as follows:

RSUs outstanding at July 31, 2020	1,750,000
RSUs issued	4,775,000
RSUs vested	(2,113,598)
RSUs outstanding at April 30, 2021	4,411,402

In January 2021, we issued RSUs covering 4,000,000 shares of our common stock, with a value of $720,000, to two officers which vest equally over 36 months. In addition, we issued RSUs covering 50,000 shares of our common stock, with a value of $21,500, to a consultant, which vest equally over 24 months. In April 2021, we issued RSUs covering 50,000 shares of common stock to a consultant, with a value of $43,000 which vests in August 2021. These amounts are being expensed over the life of the awards and of these amounts, $88,465 was expensed to General and administrative expenses at April 30, 2021.

In March and April 2021, we entered into consulting agreements with two medical professionals for our Science Advisory Board and eight individuals for our Sports Advisory Board. In connection with the agreements, we issued RSUs covering 675,000 shares of our common stock which vest 50% upon signing and 50% in one year. These amounts are being expensed over the life of the awards and of these amounts, $241,908 was expensed to General and administrative expenses at April 30, 2021.

Unrecognized Compensation Costs

At April 30, 2021, we had unrecognized stock-based compensation of $1,711,522, which will be recognized over the weighted average remaining vesting period of 1.4 years.

In January 2021, the Compensation Committee agreed to provide Mr. Redmond 5,300,000 shares to replace the common stock shares agreed to in his December 2017 employment agreement that were never issued. The terms and conditions have not been determined but an agreement is under discussion.

Warrants

Warrant activity during the nine months ended April 30, 2021 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2020	44,500	$1.50
Warrants issued	3,639,834	0.89
Warrants canceled	(36,000)	1.50
Warrants outstanding at April 30, 2021	3,648,334	$0.89

Note 7.       Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Nine Months Ended April 30,
	2021	2020
Options to purchase common stock	900,000	400,000
Shares issuable upon conversion of convertible notes and related accrued interest	1,183,691	1,355,278
Warrants to purchase common stock	3,648,334	50,000
Restricted stock units	2,113,598	750,000
Total potentially dilutive securities	7,845,623	2,555,278

Note 8.       Common Stock Issuances

Conversion of Convertible Notes Payable

On August 14, 2020, we converted a convertible promissory note with a face value of $100,000 and accrued interest of $7,000 into 214,000 shares of our common stock as calculated by the conversion price of the convertible promissory note of $0.50 per share.

In February, March and April 2021, upon maturity, we converted five convertible promissory notes with an aggregate face value of $230,000 and aggregate accrued interest of $16,100 into 298,165 shares of our common stock as calculated by the conversion price of the convertible promissory notes of $0.83 per share.

Private Placements

In February 2021, we sold a total of 960,834 shares of our common stock to 11 accredited investors for total proceeds of $689,500. Warrants for 960,834 shares our common stock were issued to the investors with an average exercise price of $1.23. The warrants expire six months from the date of closing and have a fair value of $426,273 and are a component of the total proceeds value.

In March 2021, we sold 525,000 Units at $1.00 per unit to 17 accredited investors for total proceeds of $525,000. Each Unit consisted of one share of our common stock and a right to purchase one share of our common stock $2.00. These rights expire one year from the date of closing and have a fair value of $250,950 and are a component of the total proceeds value.

Common Stock issued for Services

In January 2021, we entered into three agreements for consulting services to be provided. We granted the consultants 540,000 shares of our common stock with a value of $88,000 which was expensed as a component of General and administrative expenses.

On February 12, 2021, we entered into an agreement for consulting services to be provided through February 2022. We granted the consultant 75,000 shares of our common stock with a value of $93,750 which was expensed as a component of General and administrative expenses.

On March 1, 2021, we entered into an agreement for consulting services to be provided through February 2022. We granted the consultant 25,000 shares of our common stock with a value of $29,500 which was expensed as a component of General and administrative expenses.

Lincoln Park Capital Fund

On August 14, 2020, we entered into a Purchase Agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LPC”). Pursuant to the LPC Purchase Agreement, we have the right, in our sole discretion, to sell to LPC up to $10,250,000 in shares of our common stock, from time to time over a 36-month period. In consideration for entering into the LPC Purchase Agreement, we issued 793,802 shares of our common stock to LPC.

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

Shares purchased by LPC, including the initial purchase, are summarized below:

Purchase Date	Number of Shares Purchased	Average Purchase Price per Share	Total Purchase Price	Remaining Purchase Availability
August 14, 2020	602,422	$0.410	$250,000	$10,000,000
January 2021	200,000	0.175	35,080	9,964,920
February 2021	330,106	0.626	206,798	9,758,122
March 2021	1,020,798	0.960	979,597	8,778,525
	2,153,326		$1,221,475

We paid A.G.P. a fee of $97,718 in connection with the 1,550,904 shares purchased in 2021.

The following table sets forth the remaining amount of gross proceeds we would receive from additional sales of our stock under the LPC Purchase Agreement at varying purchase prices as of April 30, 2021:

Assumed Average Purchase Price Per Share	Number of Shares to be Sold if Full Purchase(1)	Percentage of Outstanding Shares Owned After Giving Effect to the Shares Sold(2)	Proceeds from the Sale of Shares to LPC(1)
$0.10	17,118,038	17%	$3,183,279
0.25	17,118,038	17%	5,750,984
0.81(3)	10,837,685	12%	10,250,000
1.00	8,778,525	10%	10,250,000
1.25	7,022,820	9%	10,250,000
1.50	5,852,350	8%	10,250,000

(1)	Although the Purchase Agreement provides that we may sell up to an additional $8,778,525 of our common stock to LPC, depending on the assumed average price per share, we may or may not be able to ultimately sell to Lincoln Park a number of shares of our common stock with a total value of $10,000,000 as the maximum number of shares to be sold totals 20,065,166. Following purchases and issuances made to date, 17,118,038 shares remained as of April 30, 2021.
(2)	The numerator is based on the maximum number of shares purchased at the corresponding assumed purchase price plus the 2,153,326 shares owned by LPC at April 30, 2021. The denominator is based on 96,391,168 shares outstanding as of April 30, 2021 plus the number of shares assumed purchased. The table does not give effect to the prohibition contained in the LPC Purchase Agreement that prevents us from selling to LPC the number of shares such that, after giving effect to such sale, LPC and its affiliates would beneficially own more than 4.99% of the then outstanding shares of our common stock.
(3)	The closing price of our common stock on April 30, 2021.

Note 9.        Related Party Transactions

Due to Officers and Executives

The following amounts were due to our officers and were included in Accounts payable on our Balance Sheets:

	April 30, 2021	July 31, 2020
Joseph M. Redmond, CEO	$574	$2,304
Christine Farrell, CFO	803	25,598
	$1,377	$27,902

The $1,377 is for reimbursement of accrued expenses due the officers.

The amount of salary due to Mr. Redmond for his services was included in Accrued wages on our Balance Sheets and was as follows:

Balance at July 31, 2020	$183,846
Salary accrued	–
Salary paid	–
Balance at April 30, 2021	$183,846

Accrued wages on our balance sheet is $246,872 and includes accrued wages and payroll taxes payable, which includes $10,769 of increased officer wages for our CEO and CFO, per their employment agreements entered into on January 21, 2021.

Related Party Transaction

On March 1, 2021, as part of the APA and Dr. Vanlandingham’s employment agreement, Dr. Vanlandingham was granted 1,000,000 stock options with a fair market value of $941,000. 250,000 shares vest on signing of closing documents. 250,000 shares vest on Phase 1A first dosing of human, 250,000 shares vest on Phase 1B first dosing of human; and 250,000 shares vest upon Company being accepted on NASDAQ. These amounts are being expensed over the life of the awards and $490,104 was expensed to General and administrative expenses at April 30, 2021.

Note 10.       Going Concern

We did not recognize any revenues for the year ended July 31, 2020 or the nine months ended April 30, 2021 and we had an accumulated deficit of $42,833,232 as of April 30, 2021. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at April 30, 2021 of $1,378,225 may not provide enough working capital to meet our current operating expenses through June 21, 2022.

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

If we are unable to raise additional capital by June 21, 2022, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 8 above). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Note 11. Subsequent Events

Conversion of Convertible Notes Payable

In May 2021, upon maturity, we converted four convertible promissory notes with an aggregate face value of $95,000 and accrued interest of $6,650 into 127,063 shares of our common stock as calculated by the conversion price of the convertible promissory notes of $0.80 per share.

Private Placement

In June 2021, we sold 500,000 shares of our common stock at $0.59 per share along with a five-year share purchase warrant exercisable for 500,000 shares of our common stock at a price of $1.00 per share for total an aggregate purchase price of $295,000 to an accredited investor which also provided certain consulting services to the Company. The purchase price was paid with $250,000 cash and the satisfaction of $45,000 of amounts due to the investor for its consulting services.

Treasury Shares

In June, 2021, Green Energy Alternatives, Inc. returned 5,300,000 shares of stock to our common stock treasury, as the company is no longer in business.

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

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our limited operating history and no revenues, on which to evaluate our ability to achieve our business objective and projected cash needs and our expected future revenues, operations and expenditures;
•	our potential ability to obtain additional financing on favorable terms;
•	our public securities’ potential liquidity and trading;
•	the extent to which we acquire or invest in businesses, products, and technologies; the scope, progress, results and costs of our clinical trials of our drug candidates and medical devices;
•	our ability to successfully integrate our acquired products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•	the safety and efficacy of our product candidates;
•	the progress and timing of clinical trials;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the timing of submissions to, and decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory agencies, related to our product candidates to the satisfaction of the FDA and such other regulatory agencies;
•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property or regulatory exclusivity protection of our product candidates and the ability to operate our business without infringing the intellectual property rights of others;
•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;
•	the emergence of competing technologies and other adverse market developments;
•	the impact of COVID-19 pandemic;
•	changes in accounting standards; and
•	the other risks and uncertainties discussed herein, in our annual report on form 10-K filed with the SEC on November 16, 2020 and our other filings with the SEC.

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

Overview

Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have made investments in four different life saving technologies: the CardioMap® heart monitoring and screening device; the Save a Life choking rescue device; a unique neurosteroid drug compound intended to treat rare brain disorders; and a drug compound intended to tread mild traumatic brain disorder (concussion).

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

Recent Funding

Private Placements

In February 2021, we sold a total of 960,834 shares of our common stock to 11 accredited investors for total proceeds of $689,500. Warrants for 960,834 shares our common stock were issued to the investors with an average exercise price of $1.23. The warrants expire six months from the date of closing and have a fair value of $426,273.

In March 2021, we sold 525,000 Units at $1.00 per unit to 17 accredited investors for total proceeds of $525,000. Each Unit consisted of one share of our common stock and a right to purchase one share of our common stock $2.00. These rights expire one year from the date of closing and have a fair value of $250,950.

In June 2021, we sold 500,000 shares of our common stock at $0.59 per share along with a five-year share purchase warrant exercisable for 500,000 shares of our common stock at a price of $1.00 per share for total an aggregate purchase price of $295,000 to an accredited investor which also provided certain consulting services to the Company. The purchase price was paid with $250,000 cash and the satisfaction of $45,000 of amounts due to the investor for its consulting services.

LGH

On December 11, 2020, we entered into a Securities Purchase Agreement (“2020 LGH Agreement”) with LGH Investments, LLC (“LGH”), pursuant to which we entered into a $165,000 face value convertible promissory note which bore interest at a one-time rate of 8.0% applied to the face value and was due September 11, 2021 (the “2020 Note”). We received $150,000 from the issuance of the 2020 Note and incurred a $15,000 original issue discount and $7,500 of closing costs, which were being amortized over the life of the note.

On March 5, 2021, LGH notified us of their intent to convert their $165,000 convertible promissory note plus $13,200 of interest. We negotiated with them to convert $89,100 of the total into 594,000 shares of our common stock and paid the remaining $89,100 in cash.

On April 5, 2021, we entered into a Securities Purchase Agreement (“2021 LGH Agreement”) with LGH pursuant to which we entered into a $1,050,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due February 5, 2022 (the “2021 Note”). We received $1,000,000 net cash from the issuance of the 2021 Note and incurred a $50,000 original issue discount and $30,000 closing costs, which are being amortized over the life of the 2021 Note. See Note 5 of Notes to Financial Statements for additional information.

The value of the 1,134,000 warrants was $877,716, of which $423,003 was allocated as debt discount and the value of the 100,000 shares of common stock was $85,000 of which $40,965 was allocated as the fair value of the common shares, for a total value of $463,968 which is being amortized over the life of the Note.

Labrys and Lincoln Park

In August 2020, we entered into two funding arrangements as follows:

One with Labrys Fund, LP, which provided us with $315,000 of cash in exchange for a $350,000 promissory note and 420,000 shares of our common stock. See Note 5 of Notes to Financial Statements for additional information.

The second arrangement was with Lincoln Park Capital Fund, LLC (“Lincoln Park” or ”LPC”) pursuant to which Lincoln Park agreed to purchase up to $10,250,000 worth of our common stock over a 36-month period in exchange for 793,802 shares of our common stock with a value of $369,118. Lincoln Park made an initial purchase of 602,422 shares of our common stock for $250,000, and additional purchases through June 21, 2021 for a total of 2,153,326 shares for $1,471,475. See Note 8 of Notes to Financial Statements for additional information.

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

Asset Purchase Agreement

On January 7, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Prevacus, Inc. (“Prevacus”), pursuant to which we will purchase the assets and all of the rights, interests and intellectual property in a certain drug program (PRV-002) for treating mild brain trauma (concussion) and the delivery device (the “Asset”) in exchange for (i) 7,000,000 shares of our common stock plus (ii) the Milestone Consideration, if any.

On March 1, 2021, our APA with Prevacus closed and we issued 6,000,000 shares of our common stock valued at the fair market value of $1.18 per share for the stock granted on the date of acquisition for $7,080,000. In addition, 1,000,000 shares of our common stock valued at $1.18 per share for $1,180,000 was recorded as a component of Additional Paid in Capital for the probability of earning the Milestone Consideration of first dosing in a Phase I Clinical Trial. In addition, we withheld 1,000,000 shares of our common stock valued at $1.18 per share, for $1,180,000, in exchange for our payment of certain liabilities of Prevacus. We determined that in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)) and pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred. On March 1, 2021, the date of acquisition, we expensed $9,440,000 as In-process research and development. At April 30, 2021, our Asset purchase liability account balance was $1,125,026. The net change in the Asset purchase liability account will be released as shares at $1.18 per share once all liabilities have been paid.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the facts that we may not have adequate working capital to finance our day-to-day operations and we do not have any sources of revenue. We had an accumulated deficit of $42,833,232 as of April 30, 2021 and cash of $1,378,225. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan.

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

For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $1,378,225 available at April 30, 2021, may not provide enough working capital to meet our current operating expenses through June 21, 2022.

If we are unable to raise additional capital by June 21, 2022, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 8 of Notes to Financial Statements). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

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

Significant Accounting Policies and Use of Estimates

During the nine months ended April 30, 2021, there were no significant changes to our significant accounting policies and estimates are described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2020, which was filed with the Securities and Exchange Commission on November 16, 2020.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three or nine-month periods ended April 30, 2021 or 2020. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended April 30,		$	%	Nine Months Ended April 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
General and administrative expense	$2,654,320	867,665	$1,786,655	206%	3,813,380	2,690,140	$1,123,240	42%
In-process research and development	9,440,000	–	9,440,000	100%	9,440,000	–	9,440,000	100%
Net operating Loss	12,094,320	867,665	11,226,655	1294%	13,253,380	2,690,140	10,563,240	393%
Loss from operations	(12,094,320)	(867,665)	(11,226,655)	1294%	(13,253,380)	(2,690,140)	(10,563,240)	393%
Interest expense	357,370	131,610	225,670	172%	779,124	326,692	452,432	138%
Other income	(50,000)	–	(50,000)	100%	(50,000)	–	(50,000)	100%
Net loss	(12,401,690)	(999,275)	(11,402,415)	1141%	(13,982,504)	(3,016,832)	(10,965,672)	363%
Basic and diluted net loss per share	(0.13)	(0.01)	(0.12)	1200%	(0.15)	0.03	(0.12)	400%

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The changes in General and administrative expense in the three and nine months ended April 30, 2021 as compared to the same periods of 2020 were due to the following:

	Three months ended April 30, 2021 compared to three months ended April 30, 2020	Nine months ended April 30, 2021 compared to nine months ended April 30, 2020
Increase (decrease) in:
Board and stock expense	$677,428	$(310,750)
Business development and investor relations	540,706	605,636
Consulting fees	(430,317)	(577,311)
Financing fees	94,912	161,718
Insurance expense	27,022	56,863
Legal and professional fees	62,998	327,303
Research and development	565,764	598,383
Wages	210,340	228,597
Other	37,802	32,801
	$1,786,655	$1,123,240

Board Stock expense increased in the three months ended April 30, 2021 compared to April 30, 2020, due to the granting of RSUs to our officers, our Science and Sports Advisory Boards, as well as options granted in connection with the Prevacus APA that closed on March 1, 2021. The decrease in board stock expense for the nine months ended April 30, 2021 compared to April 30, 2021, was due to the vesting of Board RSU’s in the first quarter 2021. Business development and investor relations increase in the three and nine months ended April 30, 2021 compared to April 30, 2020 as a result of the issuance of common stock and fees for services rendered. Consulting fees decreased for the three and nine months ended April 30, 2021 primarily due to grants of RSU’s and stock issued to consultants in the three and nine months ended April 30, 2020 not incurred in the three and nine months ended April 30, 2021. Financing fees increased for the three and nine months ended April 30, 2021 due to expenses related to the debt and equity financings during the periods. Research and development increased in the three and nine months ended April 30,2021, primarily due to research and development of the PRV-002 and Save a Life projects. Wages increased for the three and nine months ended April 30, 2021 due to the increased headcount in fiscal 2021.

In-process Research and Development

In-process research and development in the three and nine month periods ended April 30, 2021 included $9,440,000 of in-process research and development expense in connection with the Prevacus APA that closed on March 1, 2021. See Note 3 to Notes to Financial Statements for additional information.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Weighted average debt outstanding	$573,977	$440,638	$532,667	$352,030
Weighted average interest rate	8.90%	7.00%	8.90%	7.00%

The increases in interest expense for the three and nine months ended April 30, 2021, compared to the same periods of 2020 were due to the increased average debt outstanding and higher average interest rates due to the issuance of debt to Labrys in August 2020 and to LGH in December 2020 and April 2021, as discussed above, as well as a $330,103 and a $718,989 increase, respectively, in amortization of debt discount, beneficial conversion feature and closing costs.

Net Loss

Net loss increased in the three and nine months ended April 30, 2021 compared to the same period of the prior year was due to increased General and administrative expense and interest expense as discussed above, primarily due to the $9,440,000 in-process research and development expense incurred with the Prevacus agreement.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Nine Months Ended April 30,
	2021	2020
Net cash used in operating activities	$(2,461,232)	$(340,453)
Net cash provided by financing activities	3,776,505	200,000

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

Convertible Notes

At April 30, 2021, we had four convertible notes outstanding with an aggregate principal balance of $95,000, unamortized debt discount of $2,696 and accrued interest of $6,462. The notes bear interest at 7.0% annually and are due in May 2021, unless converted before such date. At the option of the holder, the principal amount of the notes and any accrued interest may be converted into shares of our common stock at a conversion price of $1.00 per share, or at a 10% discount to the closing price on the day of conversion, but not lower than $0.80 per share. At maturity, we have the right to either pay off the notes and any accrued interest or convert the notes and any accrued interest into shares of our common stock.

In May 2021, upon maturity, we converted the four convertible promissory notes with an aggregate face value of $95,000 and aggregate accrued interest of $6,650 into 127,063 shares of our common stock as calculated by the conversion price of the convertible promissory notes of $0.80 per share.

Conversion of Convertible Notes Payable

On August 14, 2020, we converted a convertible promissory note with a face value of $100,000 and accrued interest of $7,000 into 214,000 shares of our common stock as calculated by the conversion price of the convertible promissory note of $0.50 per share.

In February, March and April 2021, upon maturity, we converted five convertible promissory notes with an aggregate face value of $230,000 and aggregate accrued interest of $16,100 into 298,165 shares of our common stock as calculated by the conversion price of the convertible promissory notes with a weighted average conversion rate of $0.83 per share.

LGH Promissory Notes

December 2020 Promissory Note

On December 11, 2020, we entered into a Securities Purchase Agreement with LGH Investments, LLC, pursuant to which we entered into a $165,000 face value convertible promissory note which bore interest at a one-time rate of 8.0% applied to the face value and was due September 11, 2021 (. We received $142,500 net cash from the issuance of the 2020 Note and incurred a $15,000 original issue discount and $7,500 closing costs, which were being amortized over the life of the 2020 Note. The 2020 Note was convertible at a price of $0.15 per share.

The 2020 LGH Agreement included the issuance of a five-year share purchase warrant exercisable for 470,000 shares of our common stock at a price of $0.35 per share and 200,000 shares of our common stock.

The value of the 470,000 warrants was $82,720 and the value of the 200,000 shares of common stock was $40,000 for a total value of $112,720, which were being amortized over the life of the 2020 Note as closing costs. Additionally, 100,000 shares valued at $44,000 were expensed as financing costs when incurred.

The conversion feature met the criteria for characterization as a beneficial conversion feature and, accordingly, we allocated $19,780 of the proceeds to the beneficial conversion feature, which was also being amortized over the life of the 2020 Note.

On March 5, 2021, LGH notified us of their intent to convert their $165,000 convertible promissory note plus $13,200 of interest. We negotiated with them to convert $89,100 of the total into 594,000 shares of our common stock and paid the remaining $89,100 in cash.

April 2021 Promissory Note

On April 5, 2021, we entered into a 2021 LGH Agreement with LGH pursuant to which we entered into a $1,050,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due February 5, 2022. We received $1,000,000 net cash from the issuance of the 2021 Note and incurred a $50,000 original issue discount and $30,000 closing costs, which are being amortized over the life of the 2021 Note.

The 2021 Note is convertible at a price of $1.00 per share. If an Event of Default occurs as defined in the 2021 Note, the Outstanding Balance shall immediately increase to one hundred twenty percent (120%) of the Outstanding Balance immediately prior to the occurrence of the Event of Default and the conversion price will be $1.00 per share.

The 2021 LGH Agreement included the issuance of a five-year share purchase warrant exercisable for 1,134,000 shares of our common stock at a price of $0.95 per share and 100,000 shares of our common stock.

The value of the 1,134,000 warrants was $877,716, of which $423,003 was allocated as debt discount and the value of the 100,000 shares of common stock was $85,000 of which $40,965 was allocated as the fair value of the common shares, for a total value of $463,968 which is being amortized over the life of the Note.

Labrys Note Payable

On August 14, 2020, we entered into a Securities Purchase Agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a $350,000 (the “Principal Amount”) Self-Amortization Promissory Note (the “Note”) for $315,000 in cash with an original issuance discount of approximately 10%. In consideration for entering into the Labrys SPA, we issued 420,000 shares (the “Commitment Shares”) of our common stock. 350,000 of the Commitment Shares (the “Second Commitment Shares”) will be returned to us if the Note is fully repaid and satisfied on or prior to August 14, 2021. The Note bears interest at 12% per year.

See Note 5. of Notes to Financial Statements for additional information.

Settlement of Convertible Promissory Note

In February 2021, we settled a convertible promissory note with a face value of $20,000 and accrued interest of $1,400 with cash totaling $21,400.

PPP Note

On February 11, 2021, we received notice that the SBA Paycheck Protection Program loan for $50,000 was forgiven. The $50,000 gain is reflected as Other income on our Statements of Operations for the three and nine months ended April 30, 2021.

Stock Sales to Lincoln Park

On August 14, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park Capital Fund, LLC. Pursuant to the LPC Purchase Agreement, we have the right, in our sole discretion, to sell to LPC up to $10,250,000 in shares of our common stock, from time to time over a 36-month period. In consideration for entering into the LPC Purchase Agreement, we issued 793,802 shares to LPC.

Upon entering into the LPC Purchase Agreement, we sold 602,422 shares of our common stock to LPC in an initial purchase for a total purchase price of $250,000. From January 1, 2021 to June 21, 2021, we sold an additional 1,550,904 shares of our common stock to LPC for total proceeds $1,221,475.

As of June 21, 2021, there was $8,778,525 remaining purchase availability. We paid A.G.P. $97,718 related to these purchases.

See Notes 8 of Notes to Financial Statements for additional information.

Inflation

Inflation did not have a material impact on our business and results of operations during the periods being reported on.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 30, 2021, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended April 30, 2021, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the nine months ended April 30, 2021 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2020. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2020 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2021, we sold a total of 960,834 shares of our common stock to 11 accredited investors for total proceeds of $689,500. Warrants for 960,834 shares our common stock were issued to the investors with an average exercise price of $1.23. The warrants expire six months from the date of closing and have a fair value of $426,273.

In March 2021, we sold 525,000 Units at $1.00 per unit to 17 accredited investors for total proceeds of $525,000. Each Unit consisted of one share of our common stock and a right to purchase one share of our common stock $2.00. These rights expire one year from the date of closing and have a fair value of $250,950.

In February, March and April 2021, upon maturity, we converted convertible promissory notes with a face value of $230,000 and accrued interest of $16,100 into 298,165 shares of our common stock as calculated by the conversion price of the convertible promissory notes of $0.83 per share.

In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Prevacus Asset Agreement. Incorporated by reference to Form 8-K filed with the SEC on March 2, 2021
10.2	Securities Purchase Agreement with LGH Investments, LLC. Incorporated by reference to Form 8-K filed with the SEC on April 7, 2021
10.3	LGH Investments, LLC Settlement Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 21, 2021.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

