Form 10-K
period 2021-07-31
Odyssey Group International, Inc.
filed 2021-10-29
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price ($0.40) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (January 29, 2021).	$17,295,642

Number of shares of common stock outstanding as of October 29, 2021	91,015,650

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2021

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

Our shares of common stock are listed on the OTCPink Marketplace (“OTC”) and there is currently very little public market for our common stock.

As used herein, when we refer to “Odyssey”, “ODYY,” the “Company,” “our Company,” “we,” “us” and “our,” we mean Odyssey Group International, Inc., a Nevada corporation, unless the context indicates otherwise.

General

Odyssey is a publicly held holding company with an emphasis on the development and acquisition of medical products and health related technologies. We are focused on developing and acquiring technologies that have a technological advantage and a substantial market opportunity within significant target markets across the globe. The corporate mission is to create or acquire distinct technologies and intellectual property with an emphasis on acquisition targets that will generate positive cash flow. Our strategic mission is to deliver financial results, which yield high rates of returns for our shareholders and partners. Our leadership team has significant experience and capabilities to commercialize our technologies and submit to the appropriate regulatory agencies for marketing approval.

Our business model is to develop or acquire unique medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We are developing potentially life-saving technologies: the CardioMap® heart monitoring and screening device; the Save A Life choking rescue device; PRV-001 and PRV-002 which are unique neurosteroid drug compounds intended to treat concussions and rare brain disorders. To date, none of our product candidates has received regulatory clearance or approval for commercial sale.

We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the development and commercialization of products and technologies that may be applied over various medical markets.

We intend to license, improve and/or develop our products and identify and select distribution channels. We plan to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio.

We intend to engage third party research and development firms who specialize in the creation of medical products to assist us in the development. We will apply for trademarks and patents as we develop proprietary products.

Financial Information about Industry Segments

We do not report our financial results by segment. See financial statements.

Our Growth Strategy

If the FDA clears or approves our product candidates, we intend to enter into agreements with qualified distributors throughout the United States. A similar approach will be pursued if our product candidates are cleared or approved for marketing outside of the United States. We intend to require such distributors to pay us an initial license fee, as well as royalties based on gross sales. Retaining exclusivity, will be based on a mutually agreeable semi-annual or quarterly sales minimum. We have determined to focus on international growth because, generally, such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

Our objective is to grow revenue through marketing and sales of each of our product candidates, CardioMap® and Save a Life, if they gain regulatory approvals. Although no assurances can be given, management anticipates company growth from the following areas:

1)	Distribution or License Agreements. In most cases, we will enter into distribution agreements with companies who have sales professionals with experience selling through a variety of sales methods. These distribution agreements will allow us to more quickly achieve sales and revenue in the health products industries.

2)	Generate revenues from sales of CardioMap® and Save a Life. We intend to market CardioMap® and Save a Life through third party distributors and through our own efforts.

3)	Identify and develop CardioMap® for additional proprietary uses of the product. We intend to pursue development of CardioMap® technology for use in other areas of the human body, such as the brain, liver and kidney.

4)	The development and acquisition of new products. We intend to pursue development and acquisition of other product candidates and market any new products, if cleared or approved. We intend, as capital resources permit, to develop such opportunities if and when they present themselves.

5)	Seek partners to assist in the further development of our drug device combination products. We intend to seek partners to assist with the further development and clinical trials of both PRV-001 and PRV-002. Partnerships could be in the form of government grants or from industry pharmaceutical companies who have an interest in brain related drug therapies.

We currently have no products authorized for commercial distribution in either the United States, Europe or any other country. We are developing devices and pharmaceutical drugs, which are in various stages of development, and which will require regulatory clearance or approvals and we cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency. FDA clearance or approval to market the products will be required to sell in the United States.

About CardioMap®

The CardioMap® System is intended to be a heart monitoring and screening device based on a novel method of Dispersion Mapping in ECG analysis for the early, non-invasive testing for coronary heart disease (“CHD”). The heart monitoring system is intended to provide high quality 3-D visualization and diagnosis of the heart using advanced signal analysis. The product is being designed for use in a professional setting or in remote settings including in-home use. We have exclusive, royalty free rights to USPTO patent number 7,519,416 B2 related to the CardioMap technology.

FDA cleared or approved, CardioMap® could provide a better level of diagnosis with its improved sensitivity levels that can detect early warning signs that would normally be invisible with standard ECG devices. The system can dramatically cut the costs associated with the detection of ischemic heart disease and will prove to be an invaluable testing device for cardiologists, physicians, clinics, hospitals, the fitness industry, sports teams, emergency facilities and general public. CardioMap® was developed by VE Science Technology LLC, from whom we have purchased the product rights. We have a working model of the device and associated software and plan to further develop the technology for clinical trials and a 510K FDA submission. To sell, market and distribute the CardioMap® product, clearance or approval from the FDA is required. Such clearance or approval has not been obtained at this time.

Product Development Plan:

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	In Process; Testing	Q2 2022	Q2 2022

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

About Save-a-Life®

In July of 2019 we purchased all intellectual property including two patents for the choking rescue device: patent Number RE45, 535 E and patent Number 8,454,624 B2. The Save a Life® (“SAL”) choking rescue device is currently in development and being designed to be a safe, and easy to use device for removing a lodged mass from the throat of a choking victim. The device includes a pump for creating a vacuum chamber, which is connected seamlessly with a replaceable/disposable mouthpiece. In an emergency the SAL may be easily inserted into the victim’s mouth, which depresses the tongue providing a clear application. By pressing an activation button on the device, the internal pump is intended to deliver the appropriate amount of instantaneous vacuum to dislodge the mass without harm or damage to the person. The application is intended to be instantly effective as the device will be operational and effective in a matter of seconds. To sell, market and distribute the Save-a-Life product, clearance or approval from the FDA is required. Clinical trials for the device will be conducted on anatomically correct models to demonstrate device performance. The regulatory pathway is expected to be a 510k submission to the FDA once successful clinical data is obtained. FDA clearance or approval has not been obtained at this time. The Development Plan for the Save-a-Life is below.

Product Development Plan

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	Q1 2022	Q2 2022	Q3 2022

Product Development Plan is an estimate only and is subject to change based on funding, technical risks and regulatory approvals.

About the neurosteroid PRV-001

The neurosteroid, PRV-001, is intended to improve function and lifespan in pediatric disorders where de-myelination and cell death is widespread in the cortex, subcortical nuclei, brainstem and cerebellum regions of the brain. The new chemical entity is designed to work through gene amplification to simultaneously remove intra-neuronal debris while promoting antioxidant capacity and myelin repair/cell proliferation. Disorders like Nieman Pick Type C disease are multi-faceted in their pathology and require a treatment that can work at many levels to stop progression. The chemical compound for the neurosteroid being developed has completed an initial safety study in rats. Results of preclinical studies suggest that PRV-001 may improve neuromotor, cognitive and mental performance. To sell the PRV-001 neurosteroid, further development and clinical studies are required. PRV-001 will also require approval by the FDA in order to be sold in the United States.

Per our agreement with Prevacus, Inc. a Tallahassee, Florida based biotech company, we have fifty percent ownership in the drug compound and associated intellectual property. There are issued patents covering methods of PRV-001 synthesis.

Product Development Plan for PRV-001:

Pre-clinical Animal Studies	Phase 1a	Phase 1b	Phase 2	Phase 3	FDA Submission
Q1 2022	Q3 2022	Q1 2023	Q3 2023	Q3 2024	Q3 2025

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

About the neurosteroid PRV-002

On March 1, 2021, we purchased one hundred percent of the drug compound PRV-002 from Prevacus, Inc. PRV-002 is a fully synthetic, non-naturally occurring neurosteroid being developed for the treatment of mTBI (concussion). Results of preclinical studies suggest that PRV-002 has equivalent, and potentially superior, neuroprotective effects compared to related neurosteroids. In animal models of concussion PRV-002 reduced the behavioral pathology associated with brain injury symptoms such as short-term memory loss, depression/anxiety-like behavior and motor-sensory impairment. The drug is administered through the nasal passage from a novel device. PRV-002 is lipophilic and can cross the blood-brain barrier thus supporting its potential to rapidly eliminate swelling, oxidative stress and inflammation in the brain while restoring proper blood flow through gene amplification.

The drug has completed toxicology studies in rat and dog. Studies show that PRV-002 has a safety margin over 200X it’s predicted efficacious dose. PRV-002 to date has been shown to be stable up to 104 degrees for 6-months. The drug candidate is currently being spray-dry manufactured into a powder that will be filled into the novel breath-propelled nasal device developed by Odyssey. The device is light weight and easy to use in the field. Odyssey’s novel nasal device is breath-propelled causing the soft palate to close in the back of the nasopharynx. This mechanism traps PRV-002 in the nasal cavity allowing for a more abundant and faster drug availability in the traumatized brain. Safety studies have established a dosing regimen of 2X/day for fourteen (14) days. Clinical Trial Phase I is site-set in Melbourne, Australia with a Contract Research Organization (CRO), Nucleus Network Inc. The country of Australia provides a twenty percent (20%) currency exchange advantage and a 43.5% rebate at the end of our fiscal year from the Australian government on all Research and Development performed in Australia. The trial is expected to begin in November 2021.

A comprehensive Investigator’s Brochure has been created and submitted to the Alfred Ethics Committee by our CRO in Australia. Approval has been granted to initiate the phase 1 human trial and subjects have been enrolled. The phase 1 trial will have two components to it, phase 1a and 1b. Phase 1a is designed to determine the safety profile of the drug in healthy human subjects. Phase 1a will have forty-eight subjects using a Single Ascending/Multiple Ascending (SAD/MAD) drug administration design. For both the SAD and MAD portions there will be 4 groups, placebo, low dose, middle dose and high dose. All dosages are within the animal preclinical efficacy and safety range. The SAD component is a 1X treatment and the MAD component is a 1X/day treatment for 5-days. Blood and urine samples will be collected at multiple time points for safety pharmacokinetics. Standard safety monitoring will be provided for each bodily system. Phase 1b will begin following the completion of the final safety report from Phase 1a establishing no safety concerns. In Phase 1b PRV-002 will be administered to 24 acutely-concussed patients, 2x a day for 14-days. The trial will be low powered and evaluate safety as well as efficacy measurements to be used in Phase 2/3 clinical trials. Based on the Phase 1a and 1b data we plan to submit an application for an Investigational New Drug with the FDA and conduct a phase 2 trial in the United States.

Patents on PRV-002 have been filed and/or issued:

•	Composition of matter for PRV-002 and analogs

•	Use for treating traumatic brain injury

•	Synthetic methods for PRV-002

Product Development Plan

Pre-clinical Animal Studies	Phase 1a (start date)	Phase 1b (start date)	Phase 2 (start date)	Phase 3 (start date)	U.S. Food and Drug Administration Submission
Complete	September 2021	January 2022	August 2022	January 2024	April 2025

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

Employees

At the date hereof, we have four employees and intend to hire additional employees in the foreseeable future.

Where you can find more information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge on our website at http://www.odysseygi.com when such reports are available on the SEC website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

Our business is subject to a number of risks that you should be aware of before making a decision to invest in our securities, as fully described under “Risk Factors” in this prospectus. The principal factors and uncertainties that make investing in our securities risky include, among others:

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. Any of the risks and uncertainties set forth herein could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price or value of our securities. Additional risks not currently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. As a result, you could lose all or part of your investment.

•	We are a development stage company with little operating history, a history of losses and we cannot assure profitability and there is substantial doubt about our ability to continue as a going concern.

•	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

•	Raising additional capital by issuing securities or through debt financings or licensing arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate on terms unfavorable to us.

•	There are substantial inherent risks in attempting to commercialize newly developed products, and, as a result, we may not be able to successfully develop new products.

•	We will need to achieve commercial acceptance of our products, if cleared or approved, to generate revenues and achieve profitability.

•	We currently only have four product candidates, which are still in development, and we have not obtained authorization from any regulatory agency to commercially distribute the products in any country and we may never obtain such authorizations.

•	We will depend on third parties for the manufacture and distribution of our product candidates and products, if cleared or approved, and the loss of our third-party manufacturer and distributor could harm our business.

•	We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights.

•	If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position.

•	We have and may continue to encounter substantial delays in planned clinical trials, or our planned clinical trials for other indications may fail to demonstrate the safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities.

•	We may be substantially dependent on third parties to conduct our clinical trials.

•	We may be required to suspend or discontinue clinical trials due to side effects or other safety risks that could preclude approval of our products.

•	U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after marketing authorization is obtained.

•	Conducting any future clinical trials of our product candidates and any future commercial sales of a product candidate may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all and may be required to limit commercialization of our product candidates.

•	We participate in transactions and make tax calculations for which the ultimate tax determination may be uncertain.

•	If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

•	If our expenses are greater than anticipated, then we will have fewer funds with which to pursue our plan of operations and our financing requirements will be greater than anticipated.

•	We are heavily dependent upon the ability and expertise of our management team and a very limited number of employees and the loss of such individuals could have a material adverse effect on our business, operating results or financial condition.

•	Investors could lose confidence in our financial reports, and the value of our common stock may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm.

•	Challenges to our tax positions in U.S. or non-U.S. jurisdictions, the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.

•	If our business is unsuccessful, our stockholders may lose their entire investment.

•	The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

•	A limited public trading market exists for our common stock, which makes it difficult for our stockholders to sell their common stock on the public markets. Any trading in our shares may have a significant effect on our stock prices.

•	The sale of shares of our common stock could cause the price of our common stock to decline.

•	A limited number of stockholders collectively own a significant portion of our common shares and may act, or prevent corporate actions, to the detriment of other stockholders.

•	The reverse split of our common stock could decrease our total market capitalization and increase, and may continue to increase, the volatility of our stock price.

•	The reverse stock split could increase our authorized but unissued shares of common stock, which could negatively impact a potential investor.

•	Trading of our common stock could be sporadic, and the price of our common stock may be volatile; we caution you as to the highly illiquid nature of an investment in our shares.

RISK FACTORS

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. Any of the risks and uncertainties set forth herein could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price or value of our securities. Additional risks not currently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. As a result, you could lose all or part of your investment.

Risks Related to Our Financial Position and Need for Capital

We are a development stage company with little operating history, a history of losses and we cannot assure profitability.

We have been incurring operating losses and cash flow deficits since the inception of such operations. Our lack of operating history, and the lack of historical pro forma combined financial information, makes it difficult for investors to evaluate our prospects for success. Prospective investors should consider the risks and difficulties we might encounter, especially given our lack of an operating history or historical pro forma combined financial information. There is no assurance that we will be successful, and the likelihood of success must be considered in light of its relatively early stage of operations. As we have not begun to generate revenue, it is extremely difficult to make accurate predictions and forecasts of our finances. There is no guarantee that our products or services will be attractive to potential consumers.

There is substantial doubt about our ability to continue as a going concern.

We are in the development stage and are currently seeking additional capital, mergers, acquisitions, joint ventures, partnerships and other business arrangements to expand our product offerings and generate revenue. Our ability to continue as a going concern is dependent upon our ability in the future to generate revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet our obligations and repay our liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance our operations; however, there can be no certainty that such funds will be available at terms acceptable to us. These conditions indicate the existence of material uncertainties that may cast significant doubt about our ability to continue as a going concern.

We have not generated any revenue or profit from operations since our inception. We expect that our operating expenses will increase over the next twenty-four months in order to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We are currently in discussions with a number of institutional investors who could provide the capital required for our ongoing operations. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

Our actual financial position and results of operations may differ materially from management’s expectations.

We have experienced some changes in our operating plans and certain delays in our plans. As a result, our revenue, net loss and cash flow may differ materially from our projections. The process for estimating our revenue, net loss and cash flow requires the use of estimates and assumptions. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect our financial condition or results of operations.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our Common Shares may significantly decrease.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended July 31, 2021, our net loss was $16,883,095, and we had an accumulated deficit of $45,733,823. As of July 31, 2021, we had current liabilities of $3,377,887 and current assets of $610,119 and a working capital deficit of $2,767,768. For the fiscal year ended July 31, 2020, our net loss was $4,348,855 and, as of July 31, 2020, we had an accumulated deficit of $28,850,728. As of July 31, 2020, we had current liabilities of $707,062, and current assets of $99,619 and a working capital deficit of $657,443. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Raising additional capital by issuing securities or through debt financings or licensing arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate on terms unfavorable to us.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidate, future revenue streams, research programs or product candidate, or otherwise grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidate or our preclinical product candidates, or grant rights to develop and market potential future product candidates that we would otherwise prefer to develop and market ourselves. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Technology, Development and Commercialization of our Product Candidates

Our success depends on the viability of our business model, which is unproven and may be unfeasible.

Our revenue and income potential are unproven, and the business model of Odyssey is new. Our new business model is based on a variety of assumptions based on a growing trend in the health care systems in the United States and many other countries, where we are seeing a movement towards preventative medicine that is directly decreasing general healthcare costs. The CardioMap®, through its screening and predictive values, is a tool, if approved or cleared, might be implemented in this preventative approach. Considering heart disease-caused deaths are still the number one cause of death and one of the most important health care costs factors, the CardioMap® device has potential value in any medical practice. If approved or cleared for marketing, it could be an ideal device, allowing insurance companies to potentially cut costs through early diagnostic and preventative care. These assumptions may not reflect the business and market conditions we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable. There is no guarantee that the device will be approved or cleared for commercial use.

The Save a Life choking rescue device is in the development stage and has not been approved or cleared for commercial use. Further development is required, and the final product will require FDA approval or clearance. There is no guarantee that the device will be approved or cleared for commercial use.

The product candidate PRV-001, for which we own 50% of the intellectual property, will be developed by Prevacus and is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that PRV-001 will be approved for commercial use.

The product candidate PRV-002 being developed by us and is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that PRV-002 will be approved for commercial use.

If we fail to obtain marketing authorization for our product candidates, our business, financial condition, and results of operations will be materially adversely affected.

There are substantial inherent risks in attempting to commercialize newly developed products, and, as a result, we may not be able to successfully develop new products.

We plan to conduct research and development of health-related technologies. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development require significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that some of our future product candidates will never be successfully developed. If we are unable to successfully develop new products, we may be unable to generate new revenue sources or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our products, if cleared or approved, to generate revenues and achieve profitability.

Superior competitive products may be introduced, or customer needs may change, which would diminish or extinguish the uses for our products, if cleared or approved. We cannot predict when significant commercial market acceptance for our products, if cleared or approved, will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our products, then we may not be able to generate revenues from them. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products that are accepted by customers. If we are unable to cost-effectively achieve acceptance of our products by customers, or if our products do not achieve wide market acceptance, then our business will be materially and adversely affected.

We currently only have four product candidates, which are still in development, and we have not obtained authorization from any regulatory agency to commercially distribute the products in any country and we may never obtain such authorizations.

We currently have no products authorized for commercial distribution in either the United States, Europe or any other country. We are developing the devices and pharmaceutical drugs which require regulatory clearance or approvals, we cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency. The process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product candidate. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

The FDA has substantial discretion in the review process and may refuse to accept our application or may decide that our data are insufficient to grant the request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities. Any marketing authorization from the FDA we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If our attempts to obtain marketing authorization are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be materially adversely affected.

We face significant competition in an environment of rapid technological change, and our competitors may develop products that are more advanced or more effective than ours are which may adversely affect our financial condition and our ability to successfully market our products.

Our competitors in the industry are predominantly large companies with longer operating histories, with significantly easier access to capital and other resources and an established product pipeline than us. There can be no assurance that we will be able to establish ourselves in our targeted markets, or, if established, that we will be able to maintain our market position, if any. Our commercial opportunity may be reduced if our competitors develop new or improved products that are more convenient, more effective or less expensive than our product candidates are. Competitors also may obtain FDA or other regulatory marketing authorization for their products more rapidly or earlier than we may obtain marketing authorization for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Risks Related to Our Reliance on Third Parties

We expect to rely on third parties for the worldwide marketing and distribution of our product candidates, who may not be successful in selling our products, if cleared or approved.

We currently do not have adequate resources to market and distribute any of our products, if cleared or approved, worldwide and expect to engage third-party marketing and distribution companies to perform these tasks. While we believe that distribution partners will be available, we cannot assure you that the distribution partners, if any, will succeed in marketing our products on a global basis. We may not be able to maintain satisfactory arrangements with our marketing and distribution partners, who may not devote adequate resources to selling our products. If this happens, we may not be able to successfully market our products, which would decrease or eliminate our ability to generate revenues.

Our products, if cleared or approved, may be displaced by superior products developed by third parties.

The healthcare industry is constantly undergoing rapid and significant change. Third parties may succeed in developing or marketing products that are more effective than those developed or marketed by us or that would make our products obsolete or non-competitive. Additionally, researchers could develop new procedures and medications that replace or reduce the use of our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our products become obsolete and our efforts to develop new products do not result in commercially successful products, then our sales and revenues will decline.

We are, and will continue to be, dependent in significant part on outside scientists and third-party research institutions for our research and development in order to be able to commercialize our product candidates.

We currently have a limited number of employees and resources available to perform the research and development necessary to commercialize our product candidates and potential future product candidates. We therefore rely, and will continue to rely, on third-party research institutions, collaborators and consultants for this capability.

We will depend on third parties for the manufacture and distribution of our product candidates and products, if cleared or approved, and the loss of our third-party manufacturer and distributor could harm our business.

We will depend on our third-party contract manufacturing partner to manufacture and supply our devices and drugs for clinical and commercial purposes. Additionally, we will depend on a different third-party distribution partner to warehouse and ship our products, if cleared or approved, to customers. Our reliance on a third-party manufacturer and a distribution provider to supply us with our drug and devices and to provide such other distribution services exposes us to risks that could delay our sales or result in higher costs or lost product revenues. In addition, manufacturers could encounter difficulties, including, but not limited to, those caused by the COVID-19 pandemic, in securing long-lead time components, achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of our commercially available product, if cleared or approved, to meet market demand. Our third-party manufacturer or distributor may also fail to follow and remain in compliance with FDA regulations which could lead to significant delays in the availability of materials for our product candidates or products, if cleared or approved and/or FDA enforcement actions against them and/or us.

If we are unable to obtain adequate supplies of our product candidates and products that meet our specifications and quality standards, it will be difficult for us to compete effectively.

We may not be able to build an effective distribution network for our products, if cleared or approved.

We currently have very few employees and we may either build internal capabilities or rely on distributors to sell our products, if cleared or approved. We cannot assure you that we will succeed in building an internal team or entering into and maintaining productive arrangements with an adequate number of distributors that are sufficiently committed to selling our products, if cleared or approved. The establishment of a distribution network is expensive and time consuming. As we launch new products and increase our marketing effort with respect to existing products, we will need to continue to hire, train, retain and motivate skilled resources with significant technical knowledge. In addition, the commissions we pay for product sales could increase over time, which would result in higher sales and marketing expenses. Furthermore, if we were to rely on distributors, the current and potential distributors may market and sell the products of our competitors. Even if the distributors market and sell our products, our competitors may be able, by offering higher commission payments or other incentives, to persuade these distributors to reduce or terminate their sales and marketing efforts related to our products. The distributors may also help competitors solicit business from our existing customers. Some of our independent distributors may likely account for a significant portion of our sales volume, and, if we were to lose them, our sales could be adversely affected. Even if we engage and maintain suitable relationships with an adequate number of distributors, they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately succeed in selling our products.

Risks Related to Intellectual Property

We may be unable to adequately protect its proprietary and intellectual property rights.

Our ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that we may develop in the future. We intend to protect our proprietary rights by relying on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of our intellectual property:

•	The market for our products and services may depend to a significant extent upon the goodwill associated with its trademarks and trade names, and its ability to register its intellectual property under U.S. federal and state law.
•	Patents in the medical device industry involve complex legal and scientific questions and patent protection may not be available for some or any products;
•	Our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated.
•	Issued patents, trademarks and registered copyrights may not provide us with competitive advantages.
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of any of our products or intellectual property.
•	Our efforts may not prevent the development and design by others of products similar to, competitive with, or superior to, those we develop.
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.
•	The expiration of patent or other intellectual property protections for any assets owned by us could result in significant competition, potentially at any time and without notice, resulting in a significant reduction in sales. The effect of the loss of these protections on us and our financial results will depend, among other things, upon the nature of the market and the position of our products in the market from time to time, the growth of the market, the complexities and economics of manufacturing a competitive product and regulatory approval requirements but the impact could be material and adverse. We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may not be able to protect intellectual property that we hope to acquire, which could adversely affect our business.

The companies that we hope to acquire may rely on patent, trademark, trade secret, and copyright protection to protect their technology. We believe that technological leadership can be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as patents. We may not secure future patents; and patents that we may secure may become invalid or may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, “reverse engineer” our products, or, if patents are issued to us, design around such patents. We also expect to rely upon a combination of copyright, trademark, trade secret, and other intellectual property laws to protect our proprietary rights by entering into confidentiality agreements with our employees, consultants, and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps to be taken by us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations. While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and significant liabilities to third parties, any of which could have a material adverse effect on our business.

We may not be able to protect our trade names and domain names.

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name Odyssey Group International, Inc. Domain names are generally regulated by Internet regulatory bodies, are subject to change, and, in some cases, may be superseded, in some cases by-laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as ascertain other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another’s trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights.

Any such litigation could be very costly and could distract management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business. We may become subject to litigation, including for possible product liability claims, which may have a material adverse effect on our reputation, business, results from operations, and financial condition. We may be named as a defendant in a lawsuit or regulatory action. We may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability and business loss claims. Any such losses could have a material adverse effect on our business, results of operations, sales, cash flow or financial condition. Further, the administration of medical substances to humans can result in product liability claims by consumers. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against us. We may not be able to obtain or maintain adequate insurance or other protection against potential liabilities arising from product sales. Product liability claims could also result in negative perception of our products or other reputational damage which could have a material adverse effect on our business, results of operations, sales, cash flow or financial condition.

If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position.

We regard our intended and future intellectual property as important to our success, and we intend to rely on patent law to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our devices or products or reverse engineer or obtain and use information that we regard as proprietary. We may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims, we seek, if at all or whether any patents we receive will be challenged or invalidated. Thus, we cannot assure you that any intellectual property rights that we may receive can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Our means of protecting any proprietary rights we may receive in the United States or abroad may not be adequate and competitors may independently develop a similar technology. Any failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to various litigation claims and legal proceedings, including intellectual property litigation, such as patent infringement claims, which could adversely affect our business.

We, as well as certain of our directors and officers, may be subject to claims or lawsuits. These lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted.

Additionally, our commercial success will also depend, in part, on not infringing on the patents or proprietary rights of others. There can be no assurance that the technologies and products used or developed by us will not infringe such rights. If such infringement occurs and we are not able to obtain a license from the relevant third party, we will not be able to continue the development, manufacture, use, or sale of any such infringing technology or product. There can be no assurance that necessary licenses to third-party technology will be available at all or on commercially reasonable terms. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to, and diversion of, our resources and could have a material and adverse impact on us.

An adverse outcome in any such litigation or proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, all of which could have a material adverse effect on our business.

Risks Related to Government Regulation

Our products are subject to substantial federal and state regulations.

Our research and development activities and the manufacturing and marketing of our product candidates and products, if cleared or approved, are subject to the laws, regulations, and guidelines in the United States and other countries in which the products will be marketed, if cleared or approved. Specifically, in the United States, the FDA regulates, among other areas, new medical device clearances and approvals and the development and commercialization of prescription drugs.

Obtaining FDA marketing authorization will be costly, may result in time-consuming delays and will subject us to ongoing compliance costs and regulatory risk for non-compliance.

Obtaining FDA marketing authorization, through clearance, or pre-market approval (“PMA”) for medical devices and approval of drugs can be expensive and uncertain, can take years, and require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA authorization. Even if we were to obtain regulatory authorization, it may not be for the uses we intended or which are commercially attractive, in which case we would not be permitted to market our product for those uses.

The FDA can delay, limit or deny authorization of a device or drug for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our product candidate is safe and effective for its intended users;
•	the data from our pre-clinical studies and clinical trials may be insufficient to support authorization, where required; and
•	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its authorization policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our product candidates under development. Any delay in, or failure to receive or maintain clearance or approval for our product candidates could prevent us from generating revenue from our products, if cleared or approved, and adversely affect our business operations and financial results.

Even if granted, a 510(k) clearance, de novo classification and clearance, or pre-market approval for any future product may place substantial restrictions on how our device or drug is marketed or sold, and FDA will continue to place considerable restrictions on our products and operations. The manufacture, distribution and sale of medical devices and drugs must comply with extensive laws and regulations, including those relating to registration and listing, labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. If we or our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications of repair, replacement, refunds, detention or seizure of our products;
•	product recalls;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying requests for marketing authorization of new products or modified products;
•	withdrawing marketing authorizations that have already been granted;
•	refusing to provide Certificates for Foreign Government;
•	refusing to grant export approval for our products; or
•	pursuing criminal prosecution.

Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our product candidate and dissuade our customers from using our product candidate, if and when it is authorized for marketing.

We have and may continue to encounter substantial delays in planned clinical trials, or our planned clinical trials for other indications may fail to demonstrate the safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities.

While we currently have no ongoing clinical trials, we will need to conduct further clinical trials. Clinical trials are complex, expensive, time consuming, uncertain as to outcome and are subject to substantial and unanticipated delays. Before we may begin clinical trials, if required, for one of our medical device product candidates and if the clinical trial is determined to present a significant risk, we will be required to submit and obtain approval for an investigational device exemption, or IDE, that describes, among other things, the manufacture of, and controls for, the device and a complete investigational plan. Clinical trials generally involve a substantial number of patients in a multi-year study.

For our pharmaceutical product candidates, we are required to submit an Investigational New Drug Application, or IND, the contents of which are subject to discussions with FDA and include, among other things, results of preclinical studies and other testing, manufacturing information, proposed clinical trial protocols and general investigational plan. We cannot begin any clinical trials in the United States until thirty (30) days after the IND has been accepted by FDA. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, or cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent Investigational Review Board, or IRB, for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations and/or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase One: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing;
•	Phase Two: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning;
•	Phase Three: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk.
•	Post-approval clinical trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Because we do not have the infrastructure necessary to conduct clinical trials, we will have to hire one or more contract research organizations, or CROs, to conduct trials on our behalf. CRO contract negotiations may be costly and time consuming and we will rely heavily on the CRO to ensure that our trials are conducted in accordance with regulatory and industry standards. We may encounter problems with our clinical trials and any of those problems could cause us or the FDA to suspend those trials or delay the analysis of the data derived from them. Moreover, any failure to abide by the applicable regulatory requirements by us, our CROs, and/or clinical trial sites may result in regulatory enforcement action against such third parties or us.

We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Delays, including, but not limited those caused by the COVID-19 pandemic, can be costly and could negatively affect our ability to complete a clinical trial and may allow our competitors to bring products to market before we do, which could impair our ability to receive marketing authorization and successfully commercialize our products. If we are unable to complete such planned clinical trials, or are unsuccessful in doing so, we may be unable to advance our product candidates to regulatory authorization and commercialization, which would harm our business, financial condition, results of operations.

We may be substantially dependent on third parties to conduct our clinical trials.

Since we may conduct clinical trials to obtain FDA marketing authorization, we will need to rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. These third parties and we are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications or may subject them or us to regulatory enforcement actions. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials may be required to be conducted with a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory marketing authorization process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory marketing authorization of or successfully commercialize our product candidate. As a result, our financial results and the commercial prospects for our product candidate would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If any of our relationships terminate with these third-party CROs, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays occur, which can materially affect our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

We may be required to suspend or discontinue clinical trials due to side effects or other safety risks that could preclude approval of our products.

Our clinical trials may be suspended at any time for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.

If we are unable to obtain a reimbursement code from the U.S. Department of Health and Human Services so that our devices or drugs, following receipt of marketing authorization is covered under Medicare and Medicaid, this could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results.

We plan to submit an application to the U.S. Department of Health and Human Services for a reimbursement code so that our devices and drugs are covered under Medicare and Medicaid following receipt of marketing authorization. However, there can be no assurance that our application will be successful, or that we will be able to obtain a reimbursement code in a timely manner. In the event that we do not obtain a reimbursement, our customers may be unable to obtain reimbursement for their purchases under private or government-sponsored insurance plans, which could have a negative impact on our sales and have a material adverse effect on our business, financial condition and operating results.

If we fail to comply with healthcare laws, we could face substantial penalties and financial exposure, and our business, operations and financial condition could be adversely affected.

We do not have a product available for sale in the United States. If, however, we achieve this goal, the availability of payments from Medicare, Medicaid or other third-party payers would mean that many healthcare laws would place limitations and requirements on the manner in which we conduct our business, including our sales and promotional activities and interactions with healthcare professionals and facilities. In some instances, our interactions with healthcare professionals and facilities that occurred prior to commercialization (e.g., the granting of stock options) could have implications at a later date. The laws that may affect our ability to operate include, among others: (i) the federal healthcare programs Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers, or under theories of “implied certification” where the government and qui tam relators may allege that device companies are liable where a product that was paid for by the government in whole or in part was promoted “off-label,” lacked necessary marketing authorization, or failed to comply with good manufacturing practices or other laws; (iii) transparency laws and related reporting and/or disclosures such as the Sunshine Act; and/or (iv) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of evolving interpretations and enforcement discretion. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Our communications regarding product candidates, even while in development, are subject to extensive government scrutiny. We may be subject to governmental, regulatory and other legal proceedings relative to advertising, promotion, and marketing, and communications with study subjects and healthcare professionals, which could have a significant negative effect on our business.

We are subject to governmental oversight and associated civil and criminal enforcement relating to advertising, promotion, and marketing, and such enforcement is evolving and intensifying. Communications regarding our products in development and regarding our clinical trials may subject us to enforcement if they do not comply with applicable laws and regulations. In the United States, we are potentially subject to enforcement from the FDA, other divisions of the Department of Health and Human Services, the U.S. Federal Trade Commission, or the FTC, the Department of Justice, and state and local governments. Other parties, including private plaintiffs, also are commonly bringing suit against pharmaceutical and medical device companies. We may be subject to liability based on the actions of individual employees and third-party contractors carrying out activities on our behalf.

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after marketing authorization is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Risks Related to our Business Operations

Failure to implement our business strategy could adversely affect our operations.

Our financial position, liquidity and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include:

•	successful sales through indirect sales distribution;
•	continued investment in technology to support operating efficiency;
•	continued access to significant funding and liquidity sources;
•	achieving the desired cost of goods on inventory; and
•	obtaining the required regulatory clearances or approvals from the FDA.

Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

Our inability to attract, train and retain additional qualified personnel may harm our business and impede the implementation of our business strategy.

We need to attract, integrate, motivate and retain a significant number of additional personnel in 2021 and beyond. Competition for these individuals in our industry and geographic region is intense, and we may be unable to attract, assimilate or retain such highly qualified personnel in the future. Our business cannot continue to grow if we are unable to attract such qualified personnel. Our failure to attract and retain highly trained personnel that are essential to our business may limit our growth rate, which would harm our business and impede the implementation of our business strategy.

We may be unable to maintain sufficient product liability insurance.

We may incur product liability for products sold through our distribution chain. Consumers may sue if products sold through our distribution chain or purchased through our websites are defective or injure the user. This type of claim could require us to spend significant time and money in litigation or to pay significant damages. At this time, we carry no product liability insurance. As a result, any legal claims, whether or not successful, could seriously damage our reputation and business.

Conducting any future clinical trials of our product candidates and any future commercial sales of a product candidate may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the preclinical and future clinical testing of our product candidates and will face an even greater risk when and if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during preclinical or clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased or interrupted demand for our products;
•	injury to our reputation;
•	withdrawal of clinical trial participants and inability to continue our clinical trials;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Our insurance policies may have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

We anticipate growth in our business, and any inability to manage such growth could harm our business.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of July 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year-ended July 31, 2021, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal control, which management considers to be material weaknesses. A material weakness in the effectiveness of our internal control over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

Our Articles of Incorporation provide that certain proceedings may only be instituted in the District Courts of Nevada, which may prevent or delay such proceedings and will increase the costs to enforce stockholder rights.

Our Articles of Incorporation provide that the following actions and proceedings may only be brought in the courts located in the State of Nevada: (i) derivative actions brought on behalf of the company, (ii) any action asserting breach of fiduciary duty by the directors or officers, (iii) any action brought under the Business Associations, Securities and Commodities statutes of the State of Nevada, and (iv) actions asserting a claim under the internal affairs doctrine. No court has determined that such provisions are enforceable in Nevada, and we may be forced to defend proceedings brought in other states if such provision is ruled unenforceable. If enforceable, claims covered by this provision may be maintained in the courts of the State of Nevada only if such courts have personal jurisdiction over the defendants. If the State of Nevada does not have personal jurisdiction over any named defendant, this provision may have the effect of preventing the prosecution of any claim. Additionally, because stockholders may initiate such actions only in the State of Nevada, stockholders will be required to incur additional costs and expense such as engaging legal counsel authorized to practice in Nevada. Moreover, the laws of the State of Nevada may be more favorable to us or our management than the laws of the state in which any stockholder resides.

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

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 and the efforts to mitigate the effects will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing, but is expected to result in a material adverse impact on our business, results of operations and financial condition.

If our expenses are greater than anticipated, then we will have fewer funds with which to pursue our plan of operations and our financing requirements will be greater than anticipated.

We may find that the costs of carrying out our plan of operations are greater than we anticipate. We expect our expenses to increase over time in connection with our ongoing activities, particularly if and as we: invest in marketing and distribution capabilities in support of developing and potentially commercializing our products in the U.S., if cleared or approved; make improvements product design; launch the PRV-002 trial or conduct other trials of the products, subject to discussion with FDA; pursue regulatory clearances and approvals; maintain, expand and protect our intellectual property portfolio; engage third party manufacturers; and add additional personnel. Increased operating costs may cause the amount of financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have fewer funds with which to carry out our plan of operations with the result that our business may fail.

We are heavily dependent upon the ability and expertise of our management team and a very limited number of employees and the loss of such individuals could have a material adverse effect on our business, operating results or financial condition.

We currently have a very small management team. Our success is dependent upon the ability, expertise and judgment of our senior management. While employment agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on our business, operating results or financial condition.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in a corporation’s ownership may limit the amount of net operating losses, or NOLs, that can be utilized annually in the future to offset the corporation’s (and the corporation’s affiliates’) U.S. federal and state taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of more than 50% within any three-year period. The amount of the annual limitation is determined based on the value of the corporation that underwent the ownership change, immediately before the ownership change. Subsequent ownership changes may further affect any limitation in future years (including by way of exercising of warrants).

We are a “smaller reporting company” under federal securities laws and we cannot be certain whether the reduced reporting requirements applicable to such companies will make our common stock less attractive to investors.

We are a “smaller reporting company” under federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a smaller reporting company so long as our public float remains less than $250 million as of the last business day of our most recently-completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

Investors could lose confidence in our financial reports, and the value of our common stock may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm.

As long we remain a non-accelerated filer, we are exempt from the attestation requirement in the assessment of our internal control over financial reporting by our independent auditors pursuant to section 404(b) of the Sarbanes-Oxley Act of 2002 but are required to make our own internal assessment of the effectiveness of our internal controls over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our common stock may be harmed, if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm.

Several people who work for us on a part-time consulting basis may be subject to conflicts of interest.

Several people who provide services to us are part-time consultants. Each may devote part of his working time to other business endeavors, including consulting relationships with other corporate entities, and may have responsibilities to these other entities. Because of these relationships, some of the persons who provide services to us may be subject to conflicts of interest. Such conflicts may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions (including ransomware attacks) over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No network or system can ever be completely secure, and the risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in operations, reputation, or a material disruption of our development programs for an indeterminate period of time. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In some cases, data cannot be reproduced. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our devices and drugs or any future product candidate could be delayed. If a security breach results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks.

Challenges to our tax positions in U.S. or non-U.S. jurisdictions, the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.

We operate, or intend to operate, in a number of tax jurisdictions, including in the United States at the federal, state and local levels, and in Australia, and we therefore are or will be subject to review and potential audit by tax authorities in these various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.

Our effective tax rate may also change from year to year or vary materially from our expectations based on changes or uncertainties in the mix of activities and income allocated or earned among various jurisdictions in the US, changes in tax laws and the applicable tax rates in these jurisdictions (including future tax laws that may become material), tax treaties between countries, our eligibility for benefits under those tax treaties and the valuation of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, impose new limitations on deductions, credits or other tax benefits or make other changes that may adversely affect our business, cash flows or financial performance. For example, if we are unable to fully realize the benefit of interest expense incurred in future periods as a result of recent tax law changes (as discussed below), we may need to recognize a valuation allowance on any related deferred tax assets, which would impact our annual effective income tax rate.

Risks Related to Our Common Stock and Its Market Value

Your ownership will be diluted by future issuances of capital stock.

Our business strategy requires us to raise additional equity capital through the sale of common stock or preferred stock. Your percentage of ownership will become diluted as we issue new shares of stock. Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock, known as preemptive rights. We may issue common stock, convertible debt or common stock pursuant to a public offering or a private placement, upon exercise of warrants or options, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Investors purchasing common stock in this Offering who do not participate in any future stock issues will experience dilution in the percentage of the issued and outstanding stock they own.

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

On August 14, 2020, we entered into a Purchase Agreement with Lincoln Park and, on that date, we sold 602,422 shares of our common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a total purchase price of $250,000. We also issued 793,802 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Purchase Agreement. The remaining shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, including that the SEC has declared effective the related registration statement and that such registration statement remains effective. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

Subject to the terms of the Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. As of July 31, 2021, Lincoln Park had purchased a total of 2,153,326 shares of our common stock at a weighted average price of $0.68 per share for total proceeds of $1,471,475. Through October 29, 2021, we sold an additional 974,482 shares of our common stock to LPC for total proceeds $367,036. As of October 29, 2021, remaining purchase availability was $8,411,489 and remaining shares available were 16,143,566.

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

Our common stock is quoted for trading on the OTC PINK Marketplace. We still will be unable to list our stock on the OTC PINK . Should we fail to satisfy the eligibility standards of OTC Markets for the OTC Markets Fully Reporting, the trading price of our common stock could continue to suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

The reverse split of our common stock could decrease our total market capitalization and increase, and may continue to increase, the volatility of our stock price.

At our 2021 annual stockholder meeting, which was held on September 14, 2021, the stockholders approved the proposal that granted the Board discretionary authority to amend our Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our Common Stock, par value $0.001 per share, such split to combine a whole number of outstanding shares of our Common Stock in a range of not less than two shares and not more than 30 shares, into one share of Common Stock at any time prior to January 31, 2022. The amendments will not change the number of authorized shares of Common Stock or Preferred Stock or the relative voting power of our stockholders.

There can be no assurance that the total market capitalization of our common stock after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will increase in proportion to the reduction in the number of shares of common stock outstanding before the reverse stock split. Furthermore, a decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following such a reverse stock split.

The reverse stock split could increase our authorized but unissued shares of common stock, which could negatively impact a potential investor.

Because the number of authorized shares of our common stock will not be reduced proportionately, the reverse stock split could increase the Board’s ability to issue authorized and unissued shares without further stockholder action. The issuance of additional shares of common stock or securities convertible into common stock may have a dilutive effect on earnings per share and relative voting power and may cause a decline in the trading price of the common stock. We could use the shares that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

A decline in the price of our common stock could affect our ability to raise any required working capital and adversely affect our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise any required capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future may have a material adverse effect upon our business plans and operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Trading of our common stock could be sporadic, and the price of our common stock may be volatile; we caution you as to the highly illiquid nature of an investment in our shares.

Our common stock is listed on the OTC PINK. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock has been and will likely continue to be subject to significant volatility. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock; the size of our public float may limit the ability of some institutions to invest in our common stock. As a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common shares may increase or decrease in response to a number of events and factors, including: changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common stock. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

The market price of our common stock is affected by many other variables which are not directly related to our success and are, therefore, not within our control. These include other developments that affect the breadth of the public market for shares of our common stock and the attractiveness of alternative investments. The effect of these and other factors on the market price of our common stock is expected to make our common stock price volatile in the future, which may result in losses to investors.

We have not paid any dividends and do not foresee paying dividends in the future.

We intend to retain earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on shares of our common stock in the foreseeable future. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other factors.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The United States Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

The U.S. Tax Cuts and Jobs Act, or the TCJA, significantly reforms the Code. The TCJA, among other things, contains significant changes to U.S. federal corporate income taxation, including reduction of the U.S. federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks for net operating losses arising after December 31, 2017, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and creating, modifying or repealing many business deductions and credits. Federal net operating losses arising in taxable year ending after December 31, 2017, will be carried forward indefinitely pursuant to the TCJA. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

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

As of July 31, 2021, we own no real property. Our principal address is located at 2372 Morse Avenue, Irvine, CA 92614. Our telephone number is (619) 832-2900. We currently use shared office space and do not pay any monthly rent. We may be obligated to pay rent in the future, but the amount and timing of such obligation is currently unknown.

Item 3.	Legal Proceedings

As of the date of this filing, we are not a party to any legal proceeding.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our stock trades on the OTC Markets under the symbol “ODYY.” The following table sets forth the bid prices quoted for our common stock during each quarter, as reported by the OTCPink in the last two fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended July 31, 2021
Fourth Quarter	$0.89	$0.50
Third Quarter	2.00	0.30
Second Quarter	0.49	0.11
First Quarter	0.56	0.25

Fiscal Year Ended July 31, 2020
Fourth Quarter	$3.50	$0.37
Third Quarter	8.00	0.75
Second Quarter	2.06	1.35
First Quarter	1.35	1.35

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of October 29, 2021, 91,015,650 shares of our common stock were outstanding and held approximately 154 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans approved by shareholders at July 31, 2021. We had the following equity awards outstanding pursuant to plans not approved by shareholders at July 31, 2021:

•	stock options exercisable for 1,050,000 shares of our common stock at a weighted average exercise price of $1.22 per share;
•	warrants exercisable for 4,739,834 shares of our common stock at a weighted average exercise price of $1.05 per share; and
•	7,050,000 restricted stock units.

No awards were available for issuance pursuant to any equity compensation plan at July 31, 2021.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our limited operating history and no revenues, on which to evaluate our ability to achieve our business objective and projected cash needs and our expected future revenues, operations and expenditures;
•	our potential ability to obtain additional financing on favorable terms;
•	our public securities’ potential liquidity and trading;
•	the extent to which we acquire or invest in businesses, products, and technologies; the scope, progress, results and costs of our clinical trials of our drug candidates and medical devices;
•	our ability to successfully integrate our acquired products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•	the safety and efficacy of our product candidates;
•	the progress and timing of clinical trials;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the timing of submissions to, and decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory agencies, related to our product candidates to the satisfaction of the FDA and such other regulatory agencies;
•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property or regulatory exclusivity protection of our product candidates and the ability to operate our business without infringing the intellectual property rights of others;
•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;
•	the emergence of competing technologies and other adverse market developments;
•	the impact of COVID-19 pandemic;
•	changes in accounting standards; and
•	the other risks and uncertainties discussed herein and in our other filings with the SEC.

Overview

Our business model is to develop or acquire unique medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We are developing potentially life-saving technologies: the CardioMap® heart monitoring and screening device; the Save A Life choking rescue device, a unique neurosteroid drug compound intended to treat concussions and rare brain disorders in partnership with Prevacus, Inc. a unique drug compound. To date, none of our product candidates has received regulatory clearance or approval for commercial sale.

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

Labrys and Lincoln Park

In August 2020, we entered into two funding arrangements as follows:

One with Labrys Fund, LP, which provided us with $315,000 of cash in exchange for a $350,000 promissory note and 420,000 shares of our common stock. In August 2021, the loan was repaid and per the agreement, 350,000 common stock restricted shares were returned to treasury. See Note 5 of Notes to Financial Statements for additional information.

The second arrangement was with Lincoln Park Capital Fund, LLC (“Lincoln Park” or ”LPC”) pursuant to which Lincoln Park agreed to purchase up to $10,250,000 worth of our common stock over a 36-month period in exchange for 793,802 shares of our common stock with a value of $369,118. Lincoln Park made an initial purchase of 602,422 shares of our common stock for $250,000, and additional purchases through October 29, 2021 for a total of 3,127,808 shares for $1,838,511. Through October 29, 2021 we sold an additional 974,482 shares of our common stock to LPC pursuant to this agreement for total proceeds $367,036. As of October 29, 2021, remaining purchase availability pursuant to this agreement was $8,411,489 and remaining shares available were 16,143,566.

The following table sets forth the remaining amount of gross proceeds we would receive from additional sales of our stock under the LPC Purchase Agreement at varying purchase prices as of July 31, 2021:

Assumed Average Purchase Price Per Share	Number of Shares to be Sold if Full Purchase(1)	Percentage of Outstanding Shares Owned After Giving Effect to the Shares Sold(2)	Proceeds from the Sale of Shares to LPC(1)
$0.10	17,118,038	19%	$3,183,279
0.25	17,118,038	19%	5,750,984
0.51(3)	17,118,038	19%	10,201,674
1.00	8,778,525	12%	10,250,000
1.25	7,022,820	10%	10,250,000
1.50	5,852,350	9%	10,250,000

(1)	Although the Purchase Agreement provides that we may sell up to an additional $8,778,525 of our common stock to LPC, depending on the assumed average price per share, we may or may not be able to ultimately sell to Lincoln Park a number of shares of our common stock with a total value of $10,000,000 as the maximum number of shares to be sold totals 20,065,166. Following purchases and issuances made as of July 31, 2021, 17,118,038 shares remained available.
(2)	The numerator is based on the maximum number of shares purchased at the corresponding assumed purchase price plus the 2,153,326 shares owned by LPC at July 31, 2021. The denominator is based on 81,891,168 shares outstanding as of July 31, 2021 plus the number of shares assumed purchased. The table does not give effect to the prohibition contained in the LPC Purchase Agreement that prevents us from selling to LPC the number of shares such that, after giving effect to such sale, LPC and its affiliates would beneficially own more than 4.99% of the then outstanding shares of our common stock.
(3)	The closing price of our common stock on July 31, 2021.

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with LPC pursuant to which we received $250,000 in cash from LPC and LPC received (i) 833,333 restricted shares of our common stock, (ii) an additional 666,667 restricted shares of our common stock as inducement shares, and (iii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

Tysadco Partners

In June 2021, we sold 500,000 shares of our common stock at $0.59 per share along with a five-year share purchase warrant exercisable for 500,000 shares of our common stock at a price of $1.00 per share for total an aggregate purchase price of $295,000 to Tysadco Partners (“Tysadco”), an accredited investor, which also provided certain consulting services to us. The purchase price was paid with $250,000 cash and the satisfaction of $45,000 of amounts due to Tysadco for its consulting services.

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 inducement shares of common stock with a fair value of $76,000.

On October 18, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 833,333 restricted shares of our common stock, (ii) an additional 666,667 restricted shares of our common stock as inducement shares, and (iii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

See Notes 8 and 12 of Notes to Financial Statements for additional information.

General

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

On March 1, 2021, our APA with Prevacus closed and we issued 6,000,000 shares of our common stock valued at the fair market value of $1.18 per share for the stock granted on the date of acquisition for $7,080,000. In addition, 1,000,000 shares of our common stock valued at $1.18 per share for $1,180,000 was recorded as a component of Additional Paid in Capital for the probability of earning the Milestone Consideration of first dosing in a Phase I Clinical Trial. In addition, we withheld 1,000,000 shares of our common stock valued at $1.18 per share, for $1,180,000, in exchange for our payment of certain liabilities of Prevacus. We determined that in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)) and pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred. On March 1, 2021, the date of acquisition, we expensed $9,440,000 as In-process research and development. At July 31, 2021, our Asset purchase liability account balance was $1,125,026. The net change in the Asset purchase liability account will be released as shares at $1.18 per share once all liabilities have been paid.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the facts that we may not have adequate working capital to finance our day-to-day operations and we do not have any sources of revenue. We had an accumulated deficit of $45,733,823 as of July 31, 2021 and cash of $556,584. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan.

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

For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $556,584 available at July 31, 2021, may not provide enough working capital to meet our current operating expenses through October 29, 2022.

If we are unable to raise additional capital by October 29, 2022, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 8 of Notes to Financial Statements). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Impact of COVID-19

The COVID-19 global pandemic has had an unfavorable impact on our business operations. The pandemic has impacted our ability to get financing, engage third-party vendors and timing of clinical trials. In addition, the COVID-19 outbreak has adversely affected the U.S. and global economies and financial markets, which may result in a long-term economic downturn that could negatively affect future performance and our ability to secure additional debt or equity funding.

Critical Accounting Policies and Estimates

There are no critical accounting policies or estimates reflected in the accompanying financial statements. Reference is made to our significant (but not critical) accounting policies set forth in Note 2 to the accompanying financial statements.

Results of Operations

We do not currently sell or market any products and we did not have any revenue for the year-ended July 31, 2021 or 2020. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Fiscal Year Ended July 31,		$	%
	2021	2020	Change	Change
General and administrative expense	$6,420,712	$3,846,663	$2,574,049	67%
In-process research and development	9,440,000	–	9,440,000	100%
Loss from operations	(15,860,712)	(3,846,663)	(12,014,049)	312%
Interest expense	(1,072,383)	(502,192)	(570,191)	114%
Gain on debt extinguishment	50,000	–	50,000	100%
Net loss	(16,883,095)	(4,348,855)	(12,534,240)	288%
Basic and diluted net loss per share	(0.18)	(0.05)	(0.13)	259%

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The changes in General and administrative expense were due to the following:

Fiscal Year Ended July 31, 2021 compared to Fiscal Year Ended July 31, 2020
Increase (decrease) in:
Board and stock expense	$(370,818)
Business development and investor relations	336,996
Consulting fees	(352,016)
Financing fees	161,718
Insurance expense	83,211
Legal and professional fees	475,251
Research and development	1,612,356
Wages	584,725
Other	42,626
$2,574,049

Stock expense decreased due to the fair market value of the granting of RSUs directors, officers, our Science and Sports Advisory Boards, as well as options granted in connection with the Prevacus APA that closed on March 1, 2021 as compared to RSUs and options granted in fiscal 2020.

Business development and investor relations increased as a result of the increased investor relations activity and issuance of common stock and fees for services rendered. Consulting fees decreased primarily due to grants of RSU’s and stock issued to consultants in Fiscal 2020 not incurred in Fiscal 2021. Financing fees increased due to a higher level of debt and equity financings during Fiscal 2021 as compared to Fiscal 2020. Research and development increased primarily due to research and development of the PRV-002 and Save a Life projects. Wages increased due to the increased headcount in Fiscal 2021 compared to Fiscal 2020.

In-Process Research and Development

In-process research and development in Fiscal 2021 related to the Prevacus APA that closed on March 1, 2021. See Note 4 of Notes to Financial Statements for additional information.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Fiscal Year Ended July 31,
	2021	2020
Weighted average debt outstanding	$562,572	$207,148
Weighted average interest rate	8.16%	7.00%

The increase in interest expense was due to the increased average debt outstanding and higher average interest rates due to the issuance of debt to Labrys in August 2020 and to LGH in December 2020 and April 2021, as discussed above, as well as a $984,144 increase in amortization of debt discount, beneficial conversion feature and closing costs.

Gain on Debt Extinguishment

Gain on debt extinguishment in Fiscal 2021 related to the forgiveness of our Federal Payroll Protection Program loan.

Net Loss

Net loss increased in Fiscal 2021 compared to Fiscal 2020 due to increased General and administrative expense, interest expense and the $9,440,000 in-process research and development expense incurred with the Prevacus agreement.

Cash Flows

The following table sets forth the primary sources and uses of cash:

	Fiscal Year Ended July 31,
	2021	2020
Net cash used in operating activities	$(3,423,111)	$(649,143)
Net cash provided by financing activities	3,916,743	545,000

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

As of July 31, 2021, no convertible promissory notes were outstanding, except the note due to LGH.

LGH Promissory Notes

December 2020 Promissory Note

On December 11, 2020, we entered into a Securities Purchase Agreement with LGH Investments, LLC, pursuant to which we entered into a $165,000 face value convertible promissory note which bore interest at a one-time rate of 8.0% applied to the face value and was due September 11, 2021. We received $142,500 net cash from the issuance of the 2020 Note and incurred a $15,000 original issue discount and $7,500 closing costs, which were being amortized over the life of the 2020 Note. The 2020 Note was convertible at a price of $0.15 per share.

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

April 2021 Promissory Note

On April 5, 2021, we entered into a 2021 Note with LGH which included a $1,050,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due February 5, 2022. We received $1,000,000 net cash from the issuance of the 2021 Note and incurred a $50,000 original issue discount and $30,000 closing costs, which are being amortized over the life of the 2021 Note.

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

The value of the 1,134,000 warrants was $877,716, of which $423,003 was allocated as debt discount and the value of the 100,000 shares of common stock was $85,000 of which $40,965 was allocated as the fair value of the common shares, for a total value of $463,968 which is being amortized over the life of the 2021 Note.

Labrys Note Payable

On August 14, 2020, we entered into a Securities Purchase Agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a $350,000 (the “Principal Amount”) Self-Amortization Promissory Note (the “Note”) for $315,000 in cash with an original issuance discount of approximately 10%. In consideration for entering into the Labrys SPA, we issued 420,000 shares (the “Commitment Shares”) of our common stock. 350,000 of the Commitment Shares (the “Second Commitment Shares”) will be returned to us if the Note is fully repaid and satisfied on or prior to August 14, 2021. The Note was fully repaid on August 4, 2021 and the shares were returned to treasury on August 6, 2021. The Note bears interest at 12% per year.

See Note 6 of Notes to Financial Statements for additional information.

PPP Note

On February 11, 2021, we received notice that the SBA Paycheck Protection Program loan for $50,000 was forgiven. The $50,000 gain is reflected as Gain on debt extinguishment on our Statements of Operations for Fiscal 2021.

Stock Sales to Lincoln Park

On August 14, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park Capital Fund, LLC (“LPC”). Pursuant to the LPC Purchase Agreement, we have the right, in our sole discretion, to sell to LPC up to $10,250,000 in shares of our common stock, from time to time over a 36-month period. In consideration for entering into the LPC Purchase Agreement, we issued 793,802 shares of our common stock with a value of $391,118 to LPC.

Upon entering into the LPC Purchase Agreement, we sold 602,422 shares of our common stock to LPC in an initial purchase for a total purchase price of $250,000. From January through July, 2021, we sold an additional 1,550,904 shares of our common stock to LPC for total proceeds $1,221,475. We paid A.G.P. $97,718 related to these purchases.

Through October 29, 2021 we sold an additional 974,482 shares of our common stock to LPC pursuant to the LPC Purchase Agreement for total proceeds of $367,036. As of October 29, 2021, remaining purchase availability pursuant to the LPC Purchase Agreement was $8,411,489 and remaining shares available were 16,143,566.

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with LPC pursuant to which we received $250,000 in cash from LPC and LPC received (i) 833,333 restricted shares of our common stock, (ii) an additional 666,667 restricted shares of our common stock as inducement shares, and (iii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

Tysadco Partners

In June 2021, we sold 500,000 shares of our common stock at $0.59 per share along with a five-year share purchase warrant exercisable for 500,000 shares of our common stock at a price of $1.00 per share for total an aggregate purchase price of $295,000 to Tysadco Partners (“Tysadco”), an accredited investor, which also provided certain consulting services to us. The purchase price was paid with $250,000 cash and the satisfaction of $45,000 of amounts due to Tysadco for its consulting services.

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 inducement shares of common stock with a fair value of $76,000.

On October 18, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 833,333 restricted shares of our common stock, (ii) an additional 666,667 restricted shares of our common stock as inducement shares, and (iii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

See Notes 8 and 12 of Notes to Financial Statements for additional information.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Odyssey Group International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Odyssey Group International, Inc. (the “Company”) as of July 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit) and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations since inception and is currently dependent on the stockholders and lenders to fund its operating activities. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock based compensation

As discussed in Notes 4, 6, 7 and 8 to the financial statements, the Company entered into certain transactions which included the issuance of the Company’s common stock for goods and services as well as part of debt financing activities.

We identified the valuation and accounting treatment of these issuances to be a critical audit matter because determining the fair value and related accounting treatment of these issuances involves a high degree of auditor judgment and an increased extent of effort to evaluate the Company’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with the valuation and accounting treatment for these issuances involved the following procedures, among others:

-       We obtained management’s valuation for the various issuances and tested the significant inputs of the valuation of these items.

-       We analyzed management’s accounting treatment for the various issuance which were also associated with debt issuances to determine whether management’s accounting was appropriate in the circumstances.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

October 29, 2021

We have served as the Company’s auditor since 2020.

Odyssey Group International, Inc.

Balance Sheets

	July 31,
	2021	2020
Assets
Current assets:
Cash	$556,584	$62,952
Prepaid expenses and other current assets	53,535	36,667
Total current assets	610,119	99,619
Property and equipment, net	414	965
Intangible assets, net	–	5,000
Total assets	$610,533	$105,584
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,224,783	$269,388
Accrued wages	259,487	211,702
Accrued Interest	32,351	14,743
Asset purchase liability	1,125,026	–
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $351,030 and $233,770	736,240	211,230
Total current liabilities	3,377,887	707,063
Long term debt	–	50,000
Total liabilities	3,377,887	757,063
Commitments and contingencies (Note 5)
Stockholders' deficit:
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 87,191,168 and 88,559,978 issued and outstanding	87,191	88,560
Additional paid-in capital	42,879,278	28,110,689
Accumulated deficit	(45,733,823)	(28,850,728)
Total stockholders’ deficit	(2,767,354)	(651,479)
Total liabilities and stockholders’ deficit	$610,533	$105,584

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Operations

	Fiscal Year Ended July 31,
	2021	2020

General and administrative expense	$6,420,712	$3,846,663

In-process research and development	9,440,000	–

Loss from operations	(15,860,712)	(3,846,663)

Interest expense	(1,072,383)	(502,192)

Gain on debt extinguishment	50,000	–

Net loss and comprehensive loss	$(16,883,095)	$(4,348,855)

Basic and diluted net loss per share	$(0.18)	$(0.05)

Weighted average number of shares used for basic and diluted calculations	93,734,074	87,123,187

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Dollars	Capital	Deficit	Deficit

Balances July 31, 2019	86,990,400	$86,990	$23,821,124	$(24,501,872)	$(593,758)
Common stock issued for services	225,000	225	346,775	–	347,000
Conversion of convertible note payable	535,000	535	266,965	–	267,500
Note payable converted to common stock	809,578	810	808,768	–	809,578
Common stock options issued for services	–	–	33,521	–	33,521
Restricted common stock units issued for services	–	–	2,403,106	–	2,403,10
Warrants and beneficial conversion feature issued with debt and equity	–	–	430,430	–	430,430
Net loss	–	–	–	(4,348,855)	(4,348,855)
Balances July 31, 2020	88,559,978	88,560	28,110,689	(28,850,728)	(651,478)
Common stock issued for services and compensation	5,965,000	5,965	270,285	–	276,250
Conversion of convertible notes debt financing	1,233,228	1,233	542,617	–	543,850
Stock-based compensation	–	–	1,729,963	–	1,729,963
Common stock issued in connection with debt financing	820,000	820	321,545	–	322,365
Common stock issued in equity financing	4,932,962	4,933	2,976,042	–	2,980,975
Warrants and beneficial conversion feature issued with debt and equity	–	–	653,836	–	653,836
Common stock issued in asset purchase agreement	6,000,000	6,000	8,254,000	–	8,260,000
Return of shares to treasury	(20,320,000)	(20,320)	20,300	–	(20)
Net loss	–	–	–	(16,883,095)	(16,883,095)
Balances July 31, 2021	87,191,168	$87,191	$42,826,278	$(45,733,823)	$(2,767,354)

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Statements of Cash Flows

	Fiscal Year Ended July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(16,883,095)	$(4,348,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,552	10,552
Stock issued for services and compensation and stock-based compensation	2,006,193	2,783,627
Amortization of beneficial conversion feature, debt discount and closing costs	858,942	409,878
Stock issued for in-process research and development	8,260,000	–
Financing costs paid with stock	169,000	–
Asset purchase liability	1,125,026	–
Gain on debt extinguishment	(50,000)	–
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	(16,869)	266,166
Increase in accounts payable	1,000,396	221,644
Increase (decrease) in accrued wages	47,785	(85,845)
Increase in accrued interest	53,959	93,690
Net cash used in operating activities	(3,423,111)	(649,143)

Cash flows from investing activities	–	–

Cash flows from financing activities
Proceeds from notes payable	1,565,000	495,000
Proceeds from Paycheck Protection Program	–	50,000
Financing closing costs paid with cash	(169,000)	–
Principal payments made on notes payable	(415,232)	–
Proceeds from equity financing	2,935,975	–
Net cash provided by financing activities	3,916,743	545,000

Net change in cash	493,632	(104,143)
Cash, beginning of year	62,952	167,095
Cash, end of year	$556,584	$62,952
Supplemental disclosure of cash flow information
Cash paid for interest	$34,345	$–

Noncash Investing and Financing Activities
Warrants and beneficial conversion issued in connection with convertible notes	–	430,430
Common stock issued for conversion of notes payable and related accrued interest	543,850	1,077,078
Common stock issued for debt financing commitment shares	322,365	–
Warrants issued in connection with financings	634,056	–
Original issue discount on debt	100,000	–
Beneficial conversion feature recognized	19,780	–
Accounts payable converted into common stock	45,000	–

The accompanying notes are an integral part of these financial statements

Odyssey Group International, Inc.

Notes to Financial Statements

Note 1. Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have clinical utility and will generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat concussions and rare brain disorders. We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development and commercialization of products and technologies that may be applied over various medical markets. We plan to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third-party research and development firms who specialize in the creation of our products to assist us in the development of our own products and we will apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our products are in development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required to sell in the United States. In addition, it would require additional European union or country specific clearance or approvals to sell internationally.

We did not recognize any revenues for the years ended July 31, 2021 or 2020 and we had an accumulated deficit of $45,733,823 as of July 31, 2021. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at July 31, 2021 of $556,584 may not provide enough working capital to meet our current operating expenses through October 29, 2022.

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

If we are unable to raise additional capital by October 29, 2022, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 8 above). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) generally requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of accounting

We measure all of our assets and liabilities on the historical cost basis of accounting unless otherwise required by GAAP.

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. We recognized depreciation expense of $552 and $552, respectively, in fiscal 2021 and 2020.

Intangible assets, net

Intangible assets are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. We did not have any intangible assets as of July 31, 2021. We recognized amortization expense of $5,000 and $10,000, respectively, in fiscal 2021 and 2020.

Beneficial conversion feature of convertible notes payable

The Beneficial Conversion Feature (“BCF”) of a convertible note (Note 5) is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. We record a BCF related to the issuance of a convertible note when issued. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded upon the occurrence of the event.

The BCF of a convertible note is a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potentially dilutive common stock and common stock equivalents, including stock options, convertible notes, RSUs and warrants. Basic and diluted net loss per share were the same for all periods presented as we were in a loss position for all periods.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Fiscal Year Ended July 31,
	2021	2020
Options to purchase common stock	300,000	375,000
Equivalent shares of convertible notes into common stock	1,134,000	654,821
Warrants to purchase common stock	4,739,834	44,500
Restricted stock units	2,678,181	750,000
Total potentially dilutive securities	8,852,015	1,824,321

Stock-based compensation

We recognize compensation expense for all restricted stock and stock option awards made to employees, directors and independent contractors. The fair value of stock option awards (Note 7) is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price, as well as by assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk free interest rate, expected dividends and projected stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate stock option exercise behavior based on assumptions regarding future exercise activity of unexercised, outstanding options.

Fair value measurements

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their estimated fair values because of the short-term nature of these instruments.

Research and development expense

Research and development costs are expensed in the period when incurred as a component of general and administrative expense. We recognized research and development expense of $1,632,593 and $20,237, respectively, in fiscal 2021 and 2020.

In-process research and development

In-process research and development relates to acquired research and development for a product that is not yet being sold and is expensed upon purchase. We recognized in-process research and development expense of $9,440,000 and $0, respectively, in fiscal 2021 and 2020 (Note 4).

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at July 31, 2021 or 2020. We recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Note 3. New Accounting Pronouncements

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

Note 4.  Asset Purchase Agreement

On January 7, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Prevacus, Inc. (“Prevacus”), pursuant to which we purchased the assets and all of the rights, interests and intellectual property in a certain drug program (PRV-002) for treating mild brain trauma (concussion) and the delivery device (collectively, the “Asset”) in exchange for (i) 7,000,000 shares of our common stock plus (ii) the Milestone Consideration. Prevacus is a related party, as we are party to a Joint Venture and Intellectual Property Purchase Agreement entered into in June 2019 and its President, Dr. Jacob Vanlandingham, is a member of our Board of Directors.

The Milestone Consideration (“Milestone”) may be earned by Prevacus as follows:

(i)	2,000,000 shares of our Common Stock when the United States Patents are revived in our name by the U.S. Patent and Trademark Office and any international patents that have lapsed also revived in our name by the respective country’s patent offices. The value of shares issued shall not exceed $6.0 million based on the price of our common stock on the date the payment is due;

(ii)	1,000,000 shares of our common stock upon successful first dosing in a Phase I Clinical Trial for the Asset;

(iii)	2,000,000 shares of our common stock upon the grant and issuance to us of a Patent for the Asset from the U.S. Patent and Trademark Office, the value of which shall not exceed $10.0 million based on the price of our common stock on the date the payment is due;

(iv)	1,000,000 shares of our common stock upon our receipt of net proceeds of at least $1.0 million in a Non-Dilutive Financing relating directly to the development of the Asset within one year after the Closing Date or, in the event of any Non-Dilutive Financing submitted prior to the one year anniversary of the Closing Date, the milestone will stay effective until the second year anniversary of the Closing Date;

(v)	2,000,000 shares of our common stock if we sell the Asset to a Third Party resulting in net proceeds to us of at least $50.0 million after a Phase IB Clinical Trial for which we are the sponsor is complete, but prior to completion of a Phase II Clinical Trial. The value of the 2,000,000 shares related to this milestone shall not exceed $25.0 million based on the price of our common stock on the date the payment is due;

(vi)	4,000,000 shares of our common stock upon the successful completion of a Phase II Clinical Trial for the Asset that leads to (I) our sale of the Asset to a Third Party resulting in net proceeds to us of at least $50.0 million; or (II) the administration of the first dose in a Phase III Clinical Trial for the Asset for which we are, or one of our affiliates or licensees is the sponsor; and

(vii)	2,000,000 shares of our common stock after the first dosing in a Phase II Clinical Trial and the successful completion of a Phase 1B human clinical trial.

All Milestone payments shall only be paid once, upon the initial achievement of the particular Milestone event. We, at our sole and absolute discretion, shall determine if any Milestone event has occurred. To extent the related milestones are not achieved, the above-mentioned Milestone payments will terminate and cease to exist, and we will no longer be liable thereunder, if said Milestone is not completed within four years after the Closing Date.

On March 1, 2021 (the “Closing Date”), our APA with Prevacus closed and we issued 6,000,000 shares of our common stock valued at the fair market value of $1.18 per share for the stock granted on the date of acquisition for $7,080,000. In addition, 1,000,000 shares of our common stock valued at $1.18 per share for $1,180,000 was recorded as a component of Additional Paid in Capital for the probability of earning the Milestone Consideration of first dosing in a Phase I Clinical Trial. In addition, we withheld 1,000,000 shares of our common stock valued at $1.18 per share, for $1,180,000, in exchange for our payment of certain liabilities of Prevacus. At July 31, 2021, our Asset purchase liability account balance was $1,125,026. The net change in the Asset purchase liability account will be released as shares at $1.18 per share once all liabilities have been paid.

We determined that, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 Research and Development (ASC 730-10-25-2(c)) and pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred. Accordingly, On March 1, 2021, the date of acquisition, we expensed $9,440,000 as In-process research and development.

At July 31, 2021 we have contingent consideration related to the Milestones in the APA entered into March 1, 2021. According to the agreement, we will issue common stock at the fair value on the date of meeting the Milestones. The fair value of the contingent consideration was reviewed and it was determined that, based on the current status of the project (Level 3), the value was zero as of July 31, 2021 since it is not yet probable that we will meet any of the Milestones.

Note 5.  Fair Value

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the fiscal years ended July 31, 2021 or 2020.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the fiscal year ended July 31, 2021.

Contingent Liabilities

At July 31, 2021 and 2020, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also have contingent consideration related to the Prevacus APA as discussed above in Note 4.

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

	July 31,
	2021	2020
Carrying value	$1,087,270	$445,000
Fair value	$1,094,212	$445,000

Non-Financial Assets

Non-financial assets, such as Property and equipment and Intangible assets, are measured at fair value on a non-recurring basis when events or circumstances indicate that an impairment may have occurred. If we determine these assets to be impaired, they are reported at fair value as calculated during the period. No non-financial assets were recorded at fair value during the fiscal year ended July 31, 2021 or 2020.

Note 6. Debt

LGH Investments, LLC

December 2020 Promissory Note

On December 11, 2020, we entered into a Securities Purchase Agreement (the “2020 LGH Agreement”) with LGH Investments, LLC (“LGH”), pursuant to which we entered into a $165,000 face value convertible promissory note which bore interest at a one-time rate of 8.0% applied to the face value and was due September 11, 2021 (the “2020 Note”). We received $150,000 from the issuance of the 2020 Note and incurred a $15,000 original issue discount and $7,500 closing costs, which were being amortized over the life of the 2020 Note. The 2020 Note was convertible at a price of $0.15 per share, subject to adjustment as provided in the 2020 Note.

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

The value of the 470,000 warrants was $82,720 and the value of the 200,000 shares of common stock was $40,000 for a total value of $122,720, which were being amortized over the life of the 2020 Note as closing costs and was expensed at conversion. Additionally, 100,000 shares valued at $44,000 were expensed as financing costs when incurred.

The conversion feature met the criteria for characterization as a beneficial conversion feature and, accordingly, we allocated $19,780 of the proceeds to the beneficial conversion feature, which was also being amortized over the life of the 2020 Note and was expensed at conversion.

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

Labrys Fund, LP

On August 14, 2020, we entered into a Securities Purchase Agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a $350,000 (the “Principal Amount”) Self-Amortization Promissory Note (the “Note”) for $315,000 in cash with an original issuance discount of approximately 10%. The Note bears interest at 12% per year. In consideration for entering into the Labrys SPA, we issued 420,000 shares (the “Commitment Shares”) of our common stock with a value of $197,400. 350,000 of the Commitment Shares (the “Second Commitment Shares”) will be returned to us if the Note is fully repaid and satisfied on or prior to August 14, 2021 (the “Maturity Date”). The Note was fully repaid on August 4, 2021 and the shares were returned on August 6, 2021.

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

The Labrys SPA and the Note contain covenants and restrictions common with this type of debt transaction. Furthermore, we are subject to certain negative covenants under the Labrys SPA and the Note, which we believe are customary for transactions of this type. At July 31, 2021, we were in compliance with all covenants and restrictions.

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

As of July 31, 2021, no convertible promissory notes were outstanding, except the note due to LGH.

PPP Loan

On February 11, 2021, we received notice that the SBA Paycheck Protection Program loan for $50,000 was forgiven. The $50,000 gain is reflected as Gain on debt extinguishment on our Statements of Operations for the fiscal year ended July 31, 2021.

Notes Payable

The following notes payable were outstanding:

	July 31,
	2021	2020
Convertible notes with maturities in May 2021 with interest rates of 7% and convertible at $0.80 per share	$–	$445,000
Note issued to Labrys due August 14, 2021 with an interest rate of 12.0%	37,270	–
Convertible note issued to LGH due February 5, 2022 with an interest rate of 8.0% and convertible at $1.00 per share	1,050,000	–
	1,087,270	445,000
Unamortized debt discount and closing costs	(351,030)	(233,770)
	$736,240	$211,230

Note 7.  Stock-Based Awards

At July 31, 2021, we do not have any share-based payment plans approved by our shareholders. See Note 12 of Notes to Financial Statements for additional information.

Stock Options

Stock option activity during the fiscal year ended July 31, 2021 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2020	15,050,000	$0.26
Options canceled	(15,000,000)	0.25
Options granted	1,000,000	1.18
Options outstanding at July 31, 2021	1,050,000	$1.22

On March 1, 2021, as part of the APA and Dr. Vanlandingham’s employment agreement, Dr. Vanlandingham was granted 1,000,000 stock options with a fair market value of $941,000. 250,000 shares vested on the signing of closing documents. 250,000 shares vest on Phase 1A first dosing of human, 250,000 shares vest on Phase 1B first dosing of human; and 250,000 shares vest upon us being accepted on NASDAQ. These amounts are being expensed over the life of the awards and the milestones are revalued quarterly. $587,234 was expensed to General and administrative expenses in the fiscal year ended July 31, 2021.

The foregoing table only includes stock options awarded to employees and others for services rendered to us. 600,000 options with an exercise price of $1.25 and a remaining term of 7.89 years issued as consideration for our acquisition of certain intellectual property assets are not reflected in the table above.

Criteria used for determining the Black-Scholes value of options granted were as follows:

	Year Ended July 31,
	2021	2020
Expected stock price volatility	155%	–
Risk free interest rate	0.08%	–
Expected life of options (years)	3	–
Expected dividend yield	–	–

Restricted Stock Units (“RSUs”)

RSU activity during the year-ended July 31, 2021 was as follows:

RSUs outstanding at July 31, 2020	1,750,000
RSUs issued	5,325,000
RSUs vested	(2,678,181)
RSUs outstanding at July 31, 2021	4,396,819

In January 2021, we issued RSUs covering 4,000,000 shares of our common stock, with a value of $720,000, to two officers which vest equally over 36 months. In addition, we issued RSUs covering 50,000 shares of our common stock, with a value of $21,500, to a consultant, which vest equally over 24 months. In April 2021, we issued RSUs covering 50,000 shares of common stock to a consultant, with a value of $43,000 which vests in August 2021. These amounts are being expensed over the life of the awards and $181,346 was expensed to General and administrative expenses during the fiscal year ended July 31, 2021. As of July 31, 2021, $538,654 remained to be expensed in future periods.

In March, April and May 2021, we entered into consulting agreements with three medical professionals for our Science Advisory Board and eight individuals for our Sports Advisory Board. In connection with the agreements, we issued RSUs covering 725,000 shares of our common stock with a value of $672,00 which 237,500 vested upon signing and 487,500 vest in one year. This amount is being expensed over the life of the awards and $376,056 was expensed to General and administrative expenses during the fiscal year ended July 31, 2021. As of July 31, 2021, $295,944 remained to be expensed in future periods.

Unrecognized Compensation Costs

At July 31, 2021, we had total unrecognized stock-based compensation of $1,133,770, which will be recognized over the weighted average remaining vesting period of 1.99 years.

Warrants

Warrant activity during the fiscal year ended July 31, 2021 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2020	644,500	$1.50
Warrants issued	4,139,834	1.05
Warrants canceled	(44,500)	(1.50)
Warrants outstanding at July 31, 2021	4,739,834	$1.05

Common Stock Issued for Compensation

On July 31, 2021, Mr. Redmond received 5.3 million shares of common stock to replace the unissued shares per his November 28, 2018 amended employment agreement. The Company recognized $53,000 of compensation expense related to the 5.3 million shares granted, with fair value of $0.01 per share, as a component of General and administrative expenses.

Note 8. Common Stock

Treasury Shares

In June 2021, Green Energy Alternatives, Inc. returned 5,300,000 shares of stock to our common stock treasury, as the company is no longer in business.

In July 2021, Electromedica, LLC returned 15,000,000 shares of stock to our common stock treasury under a settlement and release agreement.

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

Common Stock Issued for Compensation

On July 31, 2021, Mr. Redmond received 5.3 million shares of common stock to replace the unissued shares per his November 28, 2018 amended employment agreement. The Company recognized $53,000 of compensation expense related to the 5.3 million shares granted, with a fair value of $0.01 per share, as a component of General and administrative expenses.

Tysadco Partners

In June 2021, we sold 500,000 shares of our common stock at $0.59 per share along with a five-year share purchase warrant exercisable for 500,000 shares of our common stock at a price of $1.00 per share for total an aggregate purchase price of $295,000 to Tysadco Partners (“Tysadco”), an accredited investor, which also provided certain consulting services to us. The purchase price was paid with $250,000 cash and the satisfaction of $45,000 of amounts due to Tysadco for its consulting services.

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

In connection with the LPC transaction, we engaged A.G.P. as a placement agent to help raise capital. A.G.P. introduced us to LPC, for which we agreed to pay A.G.P. a fee of 8% of the amount of the funds received from LPC, which totaled $20,000 in the quarter ended October 31, 2020. A.G.P. will also receive a fee totaling 8% of any additional funds raised pursuant to the LPC Purchase Agreement. At July 31, 2021, we paid A.G.P. a total of $97,718 in additional fees.

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

Shares purchased by LPC, including the initial purchase, are summarized below:

Purchase Date	Number of Shares Purchased	Average Purchase Price per Share	Total Purchase Price	Remaining Purchase Availability
August 14, 2020	602,422	$0.410	$250,000	$10,000,000
January 2021	200,000	0.175	35,080	9,964,920
February 2021	330,106	0.626	206,798	9,758,122
March 2021	1,020,798	0.960	979,597	8,778,525
	2,153,326		$1,471,475

We paid A.G.P. a fee of $97,718, in connection with the 1,550,904 shares purchased from January 2021 through July 2021.

See Note 12 for information regarding subsequent sales to LPC.

Note 9. Income Taxes

We file income tax returns in the U.S. federal jurisdiction and the various states in which we operate. We registered with the Franchise Tax Board in the State of California in tax year 2020. Our tax returns are not currently under examination for any year. Our deferred tax assets consist of federal net operating loss carryforwards that expire through the year 2036. The deferred tax assets are net of a 100% valuation allowance as it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period due to substantial uncertainty as to our ability to continue as a going concern (Note 11).

The following table reconciles the U.S. federal statutory rate to our effective tax rate:

	For the year ended July 31,
	2021	2020
US federal statutory rates	21%	21%
Valuation allowance	(21)%	(21)%
Effective tax rate	0%	0%

Our tax provision (benefit) was as follows:

	For the year ended July 31,
	2021	2020
Current deferred	$1,182,300	$161,200
Increase in valuation allowance	(1,182,300)	(161,200)
Total	$–	$–

Our net deferred tax asset was as follows:

	For the year ended July 31,
	2021	2020
Deferred tax asset	$1,589,700	$407,400
Valuation allowance	(1,589,700)	(407,400)
Net deferred tax asset	$–	$–

As of July 31, 2021, we had $7,218,517 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2036. Current or future ownership changes may severely limit the future realization of these net operating losses.

We provide for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. We established a valuation allowance against our net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit from such deferred tax assets in the accompanying financial statements.

We reviewed the issuance of stock to certain senior executives who received stock in conjunction with becoming an officer and director. In this case, as an officer and director of a publicly-traded company, the sale of shares could be subject to the short-swing profits rules of Securities Exchange Act Section 16(b) and is subject to a substantial risk of forfeiture per IRC § 83 (c)(3)(A). Given that such stock is subject to a substantial risk of forfeiture, such stock is treated as nonvested stock under IRC § 83. As the stock received was nonvested stock, income inclusion is deferred until the year in which the stock vests unless the employee makes an affirmative election to include income in the year of receipt.

We reviewed all income tax positions taken or that are expected to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. We are subject to U.S. federal income tax examinations by tax authorities for years after 2020 due to unexpired net operating loss carryforwards originating in and subsequent to that year. We may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of July 31, 2021, there were no unrecognized tax benefits, or any tax related interest or penalties. We do not have any examinations ongoing. Tax returns for the years 2014 onwards are subject to federal, state or local examinations.

Note 10. Related Party Transactions

Due to Officers and Executives

The following amounts were due to our officers for reimbursement of expenses and were included in Accounts payable on our Balance Sheets:

	July 31,
	2021	2020
Joseph M. Redmond, CEO	$2,568	$2,304
Christine Farrell, CFO	–	25,598
	$2,568	$27,902

The amount of accrued salary due to Mr. Redmond for his services from November 2017 to July 2021 was included in Accrued wages on our Balance Sheet and was as follows:

Balance at July 31, 2019	$181,538
Salary accrued	163,846
Payments made	(161,538)
Balance at July 31, 2020	183,846
Salary accrued	–
Payments made	–
Balance at July 31, 2021	$183,846

Accrued payroll from July 18, 2021 to July 31, 2021 of $13,846 which was paid on August 6, 2021, is not reflected above but is included as accrued wages on the balance sheet.

Related Party Transaction

In January 2021, we issued RSUs covering 4,000,000 shares of our common stock, with a value of $720,000, to two officers which vest equally over 36 months. These amounts are being expensed over the life of the awards and $140,000 was expensed to General and administrative expenses during the fiscal year ended July 31, 2021. As of July 31, 2021, $580,000 remained to be expensed in future periods.

Upon joining our Board, we have granted to each new director RSUs for 500,000 shares of our common stock. 200,000 shares vest upon becoming a Board member, 200,000 shares vest on the first anniversary and 100,000 shares vest on the second anniversary, subject to acceleration upon a corporate transaction, provided in each that the director is in the continuous service of the Company through the vesting event. The exception to this was the grant of one million shares of our common stock outright to Dr. Vanlandingham, who was appointed for a two-year period upon the signing of the Prevacus, Inc. Asset Purchase agreement on June 25, 2019. These amounts are being expensed over the life of the awards and $547,255 and $1,998,750, respectively, were expensed to General and administrative expense in fiscal 2021 and 2020. As of July 31, 2021, $263,164 remained to be expensed in future periods.

On November 7, 2017, Mr. Redmond entered into an employment agreement with the Company. As part of the employment agreement, Mr. Redmond was granted 25 million shares of common stock that vesting equally upon FDA submission of CardioMap, FDA approval for CardioMap and the raising of $2 million for further CardioMap development. Mr. Redmond could not sell the shares for two years or until the Company reached $10 million in revenues. Mr. Redmond was granted options for 15 million shares with a strike price of $0.25 per share that vest equally upon the Company’s revenue reaching $5 million, $10, million and $15 million. The vesting accelerated based upon a change of control. None of these conditions were met and the options were canceled in September 2020.

On February 16, 2018, the employment agreement was amended granting Mr. Redmond 10 million shares of common stock. No other provision of the employment contract was amended, and the amendment was explicit on that provision. On November 28, 2018, the employment agreement was again amended to include 4.7 million of the 10 million shares to be provided by the Company and 5.3 million to be provided by Green Energy Alternatives, LLC, which shares were returned to treasury in June 2021. No other provision of the employment contract was amended, and the amendment was explicit on that provision.

On July 31, 2021, Mr. Redmond received 5.3 million shares of common stock to replace the unissued shares per his November 28, 2018 amended employment agreement. The Company recognized $53,000 of compensation expense related to the 5.3 million shares granted, with a fair value of $0.01 per share, for the year ended July 31, 2021.

On March 1, 2021, as part of the Prevacus APA and Dr. Vanlandingham’s employment agreement, Dr. Vanlandingham was granted 1,000,000 stock options with a fair market value of $941,000. 250,000 shares vested on signing of closing documents; 250,000 shares vest on Phase 1A first dosing of human, 250,000 shares vest on Phase 1B first dosing of human; and 250,000 shares vest upon us being accepted on NASDAQ. This amount is being expensed over the life of the awards and $587,234 was expensed to General and administrative expenses in the fiscal year ended July 31, 2021.

In March and May 2021, the Company entered in a letter agreement loan with Prevacus Inc. for $2,500 and $5,000, respectively. The loan has an annual interest rate of 3% per annum and principal and interest are due June 2021. At July 31, 2021, the loans have not been repaid and continue to accrue interest.

Note 11. Going Concern

We did not recognize any revenues for the years ended July 31, 2021 or 2020 and we had an accumulated deficit of $45,733,823 as of July 31, 2021. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at July 31, 2021 of $556,584 may not provide enough working capital to meet our current operating expenses through October 29, 2022.

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

If we are unable to raise additional capital by October 29, 2022, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 8 above). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Note 12. Subsequent Events

LPC

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with LPC pursuant to which we received $250,000 in cash from LPC and LPC received (i) 833,333 restricted shares of our common stock, (ii) an additional 666,667 restricted shares of our common stock as inducement shares, and (iii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

Tysadco Partners

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 inducement shares of common stock with a fair value of $76,000.

On October 18, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 833,333 restricted shares of our common stock, (ii) an additional 666,667 restricted shares of our common stock as inducement shares, and (iii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

LPC Draws

In August and September 2021, we sold an additional 974,482 shares of our common stock to LPC for total proceeds $367,036. As of October 29, 2021, remaining purchase availability was $8,411,489 and remaining shares available were 16,143,566.

Name Change

At the annual shareholder meeting held September 14, 2021 the stockholders approved the proposal to change the name of the Company to “Odyssey Health, Inc.” and to grant the Board discretionary authority to amend our Certificate of Incorporation to effect the name change in the state of Nevada. The Officers of the Company have filed an amendment to the Certificate of Incorporation with the State of Nevada, and are awaiting approval from the Nevada Secretary of State.

Reverse Split

At the annual shareholder meeting held September 14, 2021 the stockholders approved the proposal to grant the Board discretionary authority to amend our Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our Common Stock, par value $0.001 per share, such split to combine a whole number of outstanding shares of our Common Stock in a range of not less than two shares and not more than 30 shares, into one share of Common Stock at any time prior to January 31, 2022. The amendment did not change the number of authorized shares of Common Stock or Preferred Stock or the relative voting power of our stockholders. The number of authorized shares will not be reduced. The number of authorized but unissued shares of our Common Stock will materially increase and will be available for reissuance. We reserve the right not to effect any reverse stock split if the Board does not deem it to be in the best interests of our stockholders and the Board's decision as to whether and when to effect the reverse stock split will be based on a number of factors, including prevailing market conditions, existing and expected trading prices for our Common Stock, actual or forecasted results of operations, and the likely effect of such results on the market price of our Common Stock.

2021 Omnibus Stock Incentive Plan

At the annual shareholder meeting held September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan. The purposes of the Amended and Restated 2021 Omnibus Stock Incentive Plan is to enable us to recruit and retain highly qualified employees, directors and consultants and to provide incentives for productivity and the opportunity to share in the our growth and value. Subject to certain adjustments, the maximum number of shares of common stock, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, cash or other stock-based awards that may be issued under the Amended and Restated 2021 Omnibus Stock Incentive Plan is 20,000,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

In light of the material weakness described below, as of July 31, 2021, prior to the filing of this Form 10-K for the period ended July 31, 2021, management determined that key controls were performed timely and additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations, statement of shareholder equity and cash flows for the periods presented in conformity with United States GAAP.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2021, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

We are committed to improving the internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until there are sufficient personnel, and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements, which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this filing:

Name	Age	Position with Odyssey	Held Position Since
Joseph Michael Redmond	61	Chief Executive Officer, President and Chairman of the Board	2017
Jerome H. Casey	62	Director	2019
Jeffrey Conroy	56	Director	2019
Christine M. Farrell	61	Chief Financial Officer and Secretary	2019
John P. Gandolfo	61	Director	2019
Ricky W. Richardson	59	Director	2021
Jacob W. Vanlandingham	47	Director and Vice President of Drug Development	2021

No Family Relationships

There are no family relationships among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

Joseph Michael Redmond has served as our Chief Executive Officer, President and Chairman of the Board since 2017. Mr. Redmond has over 30 years commercial experience in medical device companies. Prior to joining Odyssey, Mr. Redmond served as CEO of Parallax Health Sciences, Inc., a healthcare related company, from 2010 to 2017 where he acquired two businesses and three different patented technologies. Prior to this, Mr. Redmond was V.P. of Business Development for DxTech, Inc., a start-up company developing a unique point of care diagnostic testing platform, from 2007 to 2009 when the company was sold. Prior to this, Mr. Redmond served as the V.P. of Sales and Marketing for Bioject Medical Technologies, Inc. (“Bioject”), a medical device company specializing in unique drug delivery technologies, from 1996 to 2007. While at Bioject, Mr. Redmond helped raise over $15 million in capital, entered into several licensing and distribution deals with major biotech and pharmaceutical companies and grew the market cap of the company from under $10 million to over $400 million. Prior to this, Mr. Redmond held various sales and marketing positions at Abbott Laboratories a multi-billion dollar healthcare company and helped start KMC Systems Inc., now a leading private label developer and manufacturer of medical devices and instrumentation. Mr. Redmond was in charge of Sales and Marketing and grew the company from start-up to over $50 million in revenue. Mr. Redmond has a B.A. degree from Denison University.

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

Jerome H. Casey has been a Director since September 2019. Mr. Casey has been a leader in the life science industry for over 30 years. Mr. Casey served as a senior executive at Genzyme Corporation, a biotechnology company, from 1989 to 2011. Mr. Casey was the driver behind Genzyme’s commercial success in the diagnostics arena, building a $175 million business which Genzyme sold to Japan-based Sekisui Chemical in 2011. Mr. Casey then became the President and COO of the new entity, Sekisui Diagnostics, LLC, until the end of 2014. While President and COO, Mr. Casey established the strategic direction for the company; led the global organization, including the commercial, operations, research and development, finance, human resources, and legal functions; and achieved the annual and long-term financial objectives of the business. Since 2015, Mr. Casey has been actively involved in several life sciences ventures, both as an advisor and an investor, while serving on multiple Boards. Mr. Casey holds an M.B.A. degree in Finance and a B.A. degree in Political Science from the University of Connecticut. Mr. Casey provides the Board with valuable insights into the life sciences industry as well as expertise in the commercialization of products. Mr. Casey has management experience in a publicly traded company.

Jeffrey Conroy has been a Director since August 2019. Mr. Conroy is an operating and business development executive with over 30 years in the life science industry across therapeutics and medical devices. Mr. Conroy has served as the Chairman and CEO of Embody, a DARPA-funded medical device company developing regenerative implants for tendon and ligament repair, from July 2015 to present. From 2012 to 2019, he served as the Head of Corporate Development for Especificos Stendhal S.A. de C.V., a Latin American specialty pharmaceutical company. Mr. Conroy is also currently the Managing Director of Windward Investments, where he structures licensing partnerships for life science companies. Mr. Conroy is an independent director of Cingulate Therapeutics, a CNS company developing ADHD therapeutics. Mr. Conroy holds a B.S. degree in Business Administration from Providence College. Mr. Conroy provides the Board with valuable insights into the global life sciences industry as well as expertise in business development product licensing. Mr. Conroy has management experience in a publicly traded company.

Christine M. Farrell joined Odyssey April 2019 as a financial consultant serving as our Controller and Secretary and became Chief Financial Officer and Secretary in January 2021. From 2014 to April 2019, Ms. Farrell worked as an independent contractor working with small companies providing financial management. From February 1997 to 2014, Ms. Farrell was Vice President of Finance for Bioject Medical Technologies Inc., a medical device company specializing in unique drug delivery technologies. Prior to joining Bioject, Ms. Farrell held accounting and financial management positions with Spar-Tek Industries, a manufacturer of high quality and cutting-edge technology for the plywood industry, and Action Machinery, a seller of new and used robotic machine tools and equipment. Ms. Farrell holds a B.A. degree in Accounting from the University of Washington and an M.B.A. from Willamette University in Salem, Oregon.

John P. Gandolfo has been a Director since October 2019. Mr. Gandolfo has approximately 33 years of experience as a Chief Financial Officer (“CFO”) of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas. Mr. Gandolfo has had direct responsibility over capital raising, including five public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career. Mr. Gandolfo serves as CFO of Eyenovia, Inc., a late-stage ophthalmic biopharmaceutical company, from January 2018 to present. Prior to this, Mr. Gandolfo was CFO of Xtant Medical Holdings, Inc., a biologics company, from July 2010 through September 2017. Prior to this, he served as the CFO for Progenitor Cell Therapy LLC from January 2009 to June 2010 and, before that, as CFO of Power Medical Interventions, Inc. from January 2007 to January 2009. Mr. Gandolfo was the CFO of Bioject Medical Technologies, Inc. prior to this. He was also the CFO of Capital Access Network, Inc., from 2000 through September 2001, and Xceed, Inc. from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was CFO and COO of Impath, Inc. From 1987 through 1994, he was CFO of Medical Resources, Inc. Mr. Gandolfo received his B.A. degree in Business Administration from Rutgers University. Mr. Gandolfo is currently a member of the Board of Directors of Electrocore, Inc. and sits on their audit committee. Mr. Gandolfo provides the Board with his extensive management and finance experience in publicly traded companies and as well as his knowledge of the capital markets. In addition, Mr. Gandolfo has chaired several audit committees.

Ricky W. Richardson has been a Director since May 2021. Mr. Richardson has over 30 years of experience as a global operations and quality leader. He possesses strong operations and quality experience that includes change management, multi-plant operations, financial acumen, supply chain/vendor management, strategic business development, start-up planning and execution, new product introductions and lean deployment. From November 2020 to present, Mr. Richardson has served as the Vice President of Quality and Continuous Improvement for Advanced Drainage Systems, which is an industry leader in the design and manufacturing of products supporting water management solutions. From September 2011 to October 2020, Mr. Richardson held positions at Danaher Corporation, a multi-billion-dollar global manufacturer of Diagnostic, Life Sciences, Product Identification, Water Quality and Environmental/Applied Solutions products and services. His most recent positions included Corporate Director of Danaher Business Systems “DBS” Integration Regulatory Affairs and Compliance and Corporate Director, of DBS Operations and Lean. From February 2008 to July 2011, Mr. Richardson was Director of Operations, Continuous Improvement for Stryker Orthopaedics, a multi-billion dollar global manufacturer of Orthopaedics. Prior to this, Mr. Richardson held various positions at Bioject Medical Technologies, Inc., Baxter Healthcare and Texas Instruments. From 1984 to 1987 he was a Lieutenant, Field Artillery, with the U.S. Army. He holds a B.S. degree in Engineering from the U.S. Military Academy, West Point, NY. Mr. Richardson has extensive management experience in manufacturing, regulatory and quality assurance of FDA approved medical products.

Dr. Jacob W. Vanlandingham has been a Director from June 2019 until September 2021 and joined Odyssey March 2021 as the Vice President of Drug Development. Dr. Vanlandingham founded Prevacus, a development stage company focusing on new treatments for concussions, in 2013. He has served as its President since that time. Dr. Vanlandingham spent three years working with neurologically impaired children with brain injuries in and around the time of birth. His Ph.D. is in Neuroscience with a molecular biology focus on disease. His Post-doctoral work was in translational research and neurobehavioral aspects of diseases at Emory University. At Emory, he also oversaw the clinical biomarker study for the ProTECT clinical trial using progesterone for acute treatment of severe to moderate traumatic brain injury, as the Assistant Director of the Brain Research Laboratory, the largest laboratory in the Emergency Medicine Department. Dr. Vanlandingham has an excellent teaching record and has won multiple awards with both graduate and undergraduate students. He was a Year One Director of the Florida State University Medical School for eight years before devoting all of his time to Prevacus starting in 2015. Dr. Vanlandingham holds a Ph.D. in Neuroscience from Florida State University, and a B.S. in Physical Therapy from Florida A & M University. He is a member of the Society for Neuroscience, American Society for Nutritional Sciences, National Neurotrauma Society, Faculty for Undergraduate Research in Neuroscience, and the International Association of Medical Science Educators. Dr. Vanlandingham provides the Board with experience and knowledge in the neurology field and specific drug development expertise.

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

Director Independence

Under the rules of the national securities exchanges, a majority of a listed company’s board of directors must be comprised of independent directors, and each member of a listed company’s audit, compensation, and nominating and corporate governance committees must be independent as well. Under the same rules, a director will only qualify as an “independent director” if that company’s board of directors affirmatively determines that such director has no material relationship with that company, either directly or as a partner, stockholder or officer of an organization that has a relationship with that company. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by the NASDAQ National Market, and the Securities and Exchange Commission.

Our Board has determined Messrs. Casey, Conroy, Gandolfo and Richardson are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

In addition, we determined that the members of our audit committee satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. In order to be considered to be independent for purposes of Rule 10A-3, no member of the audit committee may, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the company or any of its subsidiaries or (2) be an affiliated person of the company or any of its subsidiaries.

Our Board met eight times in fiscal 2021 and all of our directors attended at least 75% of the meetings of our Board and of the meetings held by the committee(s) on which they served, except for Mr. Richardson, who joined the Board on May 6, 2021. Currently, we do not have a policy requiring our Board members' attendance at the annual stockholders meeting.

Committees of the Board

Our Board currently has three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. Each committee is governed by a written charter. The full text of each committee charter is available on our website located at www.odysseygi.com/investor-relations or in print to any interested party who requests it.

The Audit Committee

The Audit Committee assists our Board in fulfilling its oversight responsibility for the (i) financial reporting process, (ii) the system of internal control over financial reporting, (iii) the audit process, and (iv) our process for monitoring compliance with laws and regulations and the code of conduct.

In fulfilling the duties outlined in its charter, the Audit Committee, among other things, shall have the authority and responsibility to:

•	select, evaluate and, where appropriate, replace our independent registered public accounting firm;

•	review and confirm the independence of the external auditors by obtaining statements from the auditors on relationships between the auditors and the company, including non-audit services, and discussing the relationships with the auditors;

•	review and discuss with management and our independent registered public accounting firm, prior to release to the general public and legal and regulatory agencies, our annual audited financial statements and quarterly financial statements, including disclosures contained in our Annual Report on Form 10-K under the section heading “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and matters required to be reviewed under applicable legal, regulatory or public company exchange listing requirements;

•	consider the effectiveness of our internal control over annual and interim financial reporting, and understand the scope of internal and external auditors’ review of internal control over financial reporting, and obtain reports on significant findings and recommendations, together with management’s responses;

•	review the effectiveness of the internal audit function, including compliance with The Institute of Internal Auditors’ Standards for the Professional Practice of Internal Auditing;

•	review management's report on internal control over financial reporting and discuss with management and the independent registered public accounting firm any significant deficiencies or material weaknesses in the design or operation of our internal controls;

•	retain outside counsel, accountants or others to advise the committee or assist in the conduct of an investigation; and

•	seek any information it requires from employees or external parties and meet with company officers, external auditors or outside counsel, as necessary.

A copy of the full text of the Audit Committee Charter can be found on our website at www.odysseygi.com.

The Audit Committee is comprised of three independent directors: John P. Gandolfo (Chair) and our financial expert; and Jerome H. Casey and Jeffrey Conroy. The Audit Committee was formed in October 2019 and met four times in fiscal 2021.

The Compensation Committee

The Compensation Committee was established to support the Board in fulfilling its fiduciary responsibilities relating to compensation of our executive officers, the adoption of policies that govern our compensation and benefit programs, oversight of plans for executive officer development and succession and ensuring compliance with regulatory bodies where applicable. The Compensation Committee is responsible for overseeing the compensation of our employees, including equity-based plans, and employee benefit plans and practices, including the compensation and benefits of our executive officers. The Compensation Committee also administers our Amended and Restated 2021 Omnibus Stock Incentive Plan.

In fulfilling the duties outlined in its charter, the Compensation Committee, among other things, shall:

•	assist the Board in establishing CEO annual goals and objectives and recommend the CEO’s annual compensation including salary, bonus, incentive and equity compensation, as applicable, to the other independent members of the Board for approval;

•	review the structure and competitiveness of our CEO’s compensation programs considering the following factors: (i) the attraction and retention of the CEO; (ii) the motivation of the CEO to achieve our business objectives; and (iii) the alignment of the interests of the CEO with the long-term interests of our stockholders;

•	oversee the evaluation of the performance of our other executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for executive management;

•	review the structure and competitiveness of our executive compensation programs considering the following factors: (i) the attraction and retention; (ii) the motivation of executive management to achieve our business objectives; and (iii) the alignment of the interests of executive management with the long-term interests of our stockholders; and

•	with respect to SEC reporting requirements, review and discuss with management our compensation discussion and analysis, and oversee the preparation of, and approve, the Compensation Committee's report on executive compensation to be included in our proxy statement.

The Compensation Committee currently has three independent members: Jeffrey Conroy (Chair), John P. Gandolfo and Ricky W. Richardson. The Compensation Committee was formed in October 2019 and met two times in fiscal 2021.

Pursuant to its charter, the Compensation Committee has the authority, to the extent it deems necessary or appropriate, to retain compensation consultants, independent legal counsel or other advisors and has the authority to approve the fees and other retention terms with respect to such advisors. From time to time the Compensation Committee may engage compensation consultants to advise it on certain matters.

A copy of the full text of the Compensation Committee Charter can be found on our website at www.odysseygi.com.

Compensation Committee Interlocks and Insider Participation

During fiscal 2021, the Compensation Committee was comprised of three independent directors: Jeffrey Conroy (Chairman) and John P. Gandolfo, Ricky W. Richardson and Dr. Jacob W. Vanlandingham, a non-independent director. No officer of the Company is on the board or compensation committee of any other company where a member of the Odyssey Compensation Committee is an officer.

The Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was established to support the Board in fulfilling its fiduciary duties to appoint the best-qualified candidates for the Board, and CEO positions.

In fulfilling the duties outlined in its charter, the Corporate Governance and Nominating Committee, among other things, shall:

•	identify individuals qualified to become members of our Board and select director nominees to be presented for stockholder approval at our annual meeting of stockholders;

•	review nominations against the selection criteria established by this Committee and develop a slate of nominees that represents those criteria for board selection;

•	vet all candidates to ensure that they have the proper competencies, experience and willingness to fulfill their duties and responsibilities as board directors; and

•	ensure that the board composition reflects the necessary criteria that meets best practices for independence and diversity.

The Corporate Governance and Nominating Committee will consider recommendations for directorships submitted by stockholders. Stockholders who wish the Corporate Governance and Nominating Committee to consider their directorship recommendations should submit their recommendations in writing to Odyssey Group International, Inc., 2372 Morse Avenue, Irvine, CA 92614, Attn: Chairman of the Corporate Governance and Nominating Committee. Recommendations by stockholders that are made in accordance with these procedures will receive the same consideration given to nominations made by the Corporate Governance and Nominating Committee.

Nominees may be suggested by directors, members of management, stockholders or, in some cases, by a third-party firm. In identifying and considering candidates for nomination to the Board, the Corporate Governance and Nominating Committee considers a candidate's quality of experience, the needs and the range of talent and experience represented on our Board. In evaluating particular candidates, the Corporate Governance and Nominating Committee will review the nominee's qualifications to ensure that they have the proper competencies, experience and willingness to fulfill their duties and responsibilities as board directors. The Corporate Governance and Nominating Committee will also ensure that the board composition reflects the necessary criteria that meets best practices for independence and diversity.

During fiscal 2021, the Corporate Governance and Nominating Committee was comprised of three independent directors: Jeffrey Conroy (Chairman) and John P. Gandolfo, Ricky W. Richardson and Dr. Jacob W. Vanlandingham, a non-independent director. The Corporate Governance and Nominating Committee was formed in October 2019 and met two times in fiscal 2021.

A full copy of the Corporate Governance and Nominating Committee Charter can be found on our website at www.odysseygi.com.

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

The following Summary Compensation Table provides certain summary information concerning the compensation of our named executive officers:

Summary Compensation Table

The following Summary Compensation Table provides certain summary information concerning the compensation of our Chief Executive Officer and Controller for fiscal years 2021 and 2020.

Name and Principal Position	Year	Salary ($)		Bonus		Stock Awards ($)		All Other Compensation		Total ($)
Joseph Michael Redmond	2021	$324,740		$–		$593,000	(1)	$–		$917,740
President, Chief Executive Officer and Chairman	2020	161,538	(2)	–		–		–		161,538
Christine M. Farrell	2021	170,643	(3)	–		180,000	(4)	4,718	(5)	355,361
Chief Financial Officer and Secretary	2020	15,000		–		448,000	(5)	–		463,000
Dr. Jacob Vanlandingham	2021	92,839		20,000	(6)	1,180,000	(7)	–		1,292,839
Vice President of Drug Development	2020	–		–		–		–		–

__________________

(1)	In January 2021, we issued RSUs covering 3,000,000 shares of our common stock, with a value of $540,000, which vest equally over 36 months. The shares will be delivered in satisfaction of the vested portion of this award upon the earlier of Mr. Redmond’s cessation of service or a corporate transaction. This amount reflects the grant date fair value of the stock award computed in accordance with FASB ASC Topic 718. See Note 2 Summary of Significant Accounting Policies, of Notes to Financial Statements, for the assumptions used in the valuation. In July 2021, Mr. Redmond received 5.3 million shares of common stock to replace the unissued shares per his November 28, 2018 amended employment agreement. The Company recognized $53,000 of compensation expense related to the 5.3 million shares granted, with a fair value of $0.01 per share, for the year ended July 31, 2021.
(2)	As of July 31, 2021, Mr. Redmond had accrued salary of $183,846. All accrued salary will be paid either in cash or stock, at a future date.
(3)	Prior to becoming our Chief Financial Officer on January 1, 2021, Ms. Farrell served as our Controller on a consultant basis and this amount includes $55,000 of consulting fees.
(4)	In January 2021, we issued RSUs covering 1,000,000 shares of our common stock, with a value of $180,000, which vest equally over 36 months. The shares will be delivered in satisfaction of the vested portion of this award upon the earlier of Ms. Farrell’s cessation of service or a corporate transaction. This amount reflects the grant date fair value of the stock award computed in accordance with FASB ASC Topic 718. See Note 2 Summary of Significant Accounting Policies, of Notes to Financial Statements, for the assumptions used in the valuation.
(5)	Includes health insurance premiums paid.
(6)	Dr. Vanlandingham received a signing bonus upon becoming an employee on March 1, 2021
(7)	Dr. Vanlandingham received an option for 1,000,000 shares of common stock at an exercise price of $1.18 per share. See Note 2 Summary of Significant Accounting Policies and Note 7 Stock-Based Awards, of Notes to Financial Statements, for the assumptions used in the valuation.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by our NEOs as of July 31, 2021.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unearned Unexercised Options (#) Exercisable	Number of Securities Underlying Unearned Exercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Joseph Michael Redmond	1/1/2021		–	$–	–	2,416,667	(1)	$435,000
Christine M. Farrell	1/1/2021	–		–	–	805,555	(2)	145,000
Jacob Vanlandingham Ph.D.(3)	3/1/2021	250,000	750,000	1.18	3/1/2024	–		–

______________________

(1)	Mr. Redmond was granted 3,000,000 RSUs which vests equally over 36 months.
(2)	Ms. Farrell was granted 1,000,000 RSUs which vests equally over 36 months.
(3)	As part of his employment agreement, Dr. Vanlandingham was granted 1,000,000 options at an exercise price of $1.18 per share and vesting as follows: 250,000 shares vest on signing of closing documents, 250,000 shares vest on Phase 1A first dosing of human, 250,000 shares vest on Phase 1B first dosing of human; and 250,000 shares vest upon our being accepted on NASDAQ.

Options Exercises and Stock Vested

The following table provides information about options exercised and stock awards vested for the NEOs during fiscal 2021.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Joseph Michael Redmond	–	$–	583,333	$105,000
Christine M. Farrell	–	–	194,444	35,000

(1) The value realized on vesting was determined based on the fair value of our common stock when the shares vested.

Contractual Arrangements

Mr. Redmond

On January 21, 2021, the Board and Mr. Redmond entered into an employment agreement (the “Agreement”) for a three-year term, subject to one-year renewals. Pursuant to the Agreement, Mr. Redmond receives an initial base salary of $300,000 per year, subject to an increase to $360,000 once the Company has obtained a total of $5,000,000 in funding. Mr. Redmond is eligible to participate in our performance-based cash incentive bonus program. Mr. Redmond has accrued $183,846 in unpaid salary as of July 31, 2021, which will be paid at a future date in either cash or common stock. Mr. Redmond is eligible to receive a bonus for each calendar year during the term of the Agreement, of between 50% and 150% of Base Salary, commencing with the 2021 calendar year, based on the attainment of individual and corporate performance goals and targets established by mutual agreement between the Board and Mr. Redmond prior to January 31st of each calendar year. In connection with this Agreement, Mr. Redmond was granted RSUs covering 3,000,000 shares of our common stock, vesting in equal monthly installments over 36 months, with accelerated vesting upon a change in control.

In addition, the Agreement provides for certain payments and benefits in the event of a termination of Mr. Redmond’s employment under specific circumstances. If, during the term of the Agreement, his employment is terminated by us other than for “cause,” or he resigns for “good reason”, he would be entitled to continuation of his base salary at the rate in effect immediately prior to the termination date for the greater of (x) the time remaining in the current term (i.e. the initial term or a subsequent term) or (y) 24 months following the termination date (the “Severance Period”). The Company will continue to pay for Mr. Redmond’s health and dental coverage for the shorter of (x) the severance period or (y) the maximum period permissible under COBRA. In addition, he would receive eighty percent (80%) percent of the maximum amount of his annual bonus for the calendar year in which the termination occurs, paid generally at the same time as other executives receive their bonuses. The Company will also assign any outstanding life insurance policies on Mr. Redmond’s life to Mr. Redmond, provided that he continue to pay applicable premiums to continue coverage. The unvested portion of any outstanding options or restricted stock units will vest upon such termination of employment.

Under the Agreement, “Cause” means generally that Mr. Redmond (x) pleads guilty or is convicted of a felony, in connection with the performance of his obligations to the Company, which materially and adversely affects his ability to perform such obligations, or (y) the commission and conviction by Mr. Redmond of an act of fraud or embezzlement against the Company.

“Good Reason” means generally the material breach by the Company of the Agreement; a reduction in base salary or benefits; a diminution of title or responsibilities; a change in the reporting line such that Mr. Redmond no longer reports directly to the Board; the assignment to Mr. Redmond of duties not commensurate with his position as CEO; a failure by the Company to reappoint Mr. Redmond to a position held prior to a change in control; elimination by the Company of equity-based compensation without providing equivalent substitutes thereunder; the substantial diminution of Mr. Redmond’s fringe benefits; the mandatory relocation of Mr. Redmond’s principal residence in order to continue to serve as CEO; or the failure by the Company to require a successor entity to assume the Agreement.

Under the Agreement, Mr. Redmond is generally subject to a non-compete and non-solicit during his employment and for the duration of the Severance Period.

Ms. Farrell

On January 21, 2021, the Board and Ms. Farrell entered into an employment agreement (the “CFO Agreement”) for a three-year term, as Chief Financial Officer, subject to one-year renewals. Ms. Farrell will initially receive a base salary of $120,000 per year, subject to an increase to $200,000 once the Company has obtained a total of $5,000,000 in funding. Ms. Farrell is eligible to receive a bonus for each calendar year during the term of the Agreement of up to 20% of base salary, commencing with the 2021 calendar year, based on the attainment of individual and corporate performance goals and targets established by the Board. In connection with the CFO Agreement, Ms. Farrell was granted RSUs covering 1,000,000 shares of our common stock, vesting in equal monthly installments over 36 months, with accelerated vesting upon a change in control.

In addition, the CFO Agreement provides for certain payments and benefits in the event of a termination of Ms. Farrell’s employment under specific circumstances. If, during the term of the CFO Agreement, her employment is terminated by us other than for “cause,” or she resigns for “good reason,” she would be entitled to continuation of her base salary at the rate in effect immediately prior to the termination date for the greater of (x) the time remaining in the current term (i.e. the initial term of a subsequent term) or (y) 6 months following the termination date (the “CFO Severance Period”). The Company will continue to pay for Ms. Farrell’s health and dental coverage for the shorter of (x) the severance period or (y) the maximum period permissible under COBRA. In addition, she would receive eighty percent (80%) percent of the maximum amount of her annual bonus for the calendar year in which the termination occurs, paid generally at the same time as other executives receive their bonuses. The Company will also assign any outstanding life insurance policies on Ms. Farrell’s life to Ms. Farrell, provided that she continue to pay applicable premiums to continue coverage. The unvested portion of any outstanding options or restricted stock units will vest upon such termination of employment.

Under the Agreement, “Cause” means generally that Ms. Farrell (x) pleads guilty or is convicted of a felony, in connection with the performance of her obligations to the Company, which materially and adversely affects her ability to perform such obligations, or (y) the commission and conviction by Ms. Farrell of an act of fraud or embezzlement against the Company.

“Good Reason” means generally the material breach by the Company of the CFO Agreement; a 20% reduction in base salary; a failure by the Company to reappoint Ms. Farrell to a position held prior to a change in control; elimination by the Company of equity-based compensation without providing equivalent substitutes thereunder; the substantial diminution of Ms. Farrell’s fringe benefits; the mandatory relocation of Ms. Farrell’s principal residence in order to continue to serve as CFO; or the failure by the Company to require a successor entity to assume the CFO Agreement.

Under the Agreement, Ms. Farrell is generally subject to a non-compete and non-solicit during her employment and for the duration of the Severance Period.

Dr. Vanlandingham Employment Agreement

On March 1, 2021, as part of the Prevacus, Inc. Asset Purchase Agreement, Dr. Jacob W. Vanlandingham was hired as Vice President of Drug Development. In connection with his hiring, Dr. Vanlandingham received an annual base salary of $240,000 and he was granted 1,000,000 stock options with 250,000 shares vested upon signing of closing documents on March 1, 2021, 250,000 shares vest on Phase 1A of first dosing of human with PRV-002 neurosteroid for concussions, 250,000 on Phase 1B first dosing of humans and 250,000 upon our being accepted on NASDAQ.

In addition, the Agreement provides for certain payments and benefits in the event of a termination of Dr. Vanlandingham’s employment under specific circumstances. If, during the term of the Agreement, her employment is terminated by us other than for “cause,” death or disability (each as defined in his agreement), she would be entitled to continuation of her base salary at the rate in effect immediately prior to the termination date for four months following the termination date.

“Good Reason” means generally the material breach by the Company of the Agreement; a 20% reduction in base salary; a failure by the Company to reappoint Dr. Vanlandingham to a position held prior to a change in control; elimination by the Company of equity-based compensation without providing equivalent substitutes thereunder; the substantial diminution of Dr. Vanlandingham’s fringe benefits; the mandatory relocation of Dr. Vanlandingham’s principal residence in order to continue to serve as Vice President of Drug Development.

Under the Agreement, Dr. Vanlandingham is generally subject to a non-compete and non-solicit during his employment and for the duration of the Severance Period.

Director Compensation

At this time, members of our Board do not receive cash compensation for service on our Board, nor on any committee thereof. They receive restricted stock units upon becoming a director and each year thereafter. In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our Board and committees thereof.

Initial Equity Grant

Upon joining our Board, we have historically granted to each new director restricted stock units (“RSUs”) for 500,000 shares of our common stock. 200,000 shares vest upon becoming a Board member, 200,000 shares vest on the first anniversary and 100,000 shares vest on the second anniversary, subject to acceleration upon a corporate transaction, provided in each that the director is in the continuous service of the Company through the vesting event. The exception to this was the grant of one million shares of our common stock outright to Dr. Vanlandingham, who was appointed for a two-year period upon the signing of the Prevacus, Inc. Asset Purchase agreement on June 25, 2019.

Board Service Equity Grant

At our annual meeting held on September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan, which grants Board members who have been elected to receive 500,000 RSUs immediately following the Annual Meeting (other than Mr. Richardson who received an initial equity grant upon joining the Board in May 2021), that vest monthly over 12 months from the date of grant, subject to acceleration upon a corporate transaction or the director’s death, provided in each case that the director is in the continuous service of the Company through the vesting event. Generally, shares are delivered in respect of vested director equity grants upon the earlier of a director’s cessation of service or a corporate transaction.

Director Compensation Table

The following table shows information regarding the compensation earned or paid during fiscal 2021 to non-employee directors who served on the board of directors during the year:

Name	Stock Awards ($)(1)(2)	Total ($)

Jerome H. Casey	$–	$–
Jeffrey Conroy	–	–
John P. Gandolfo	–	–
Ricky W. Richardson	365,000	365,000

_______________________

(1)	The vesting of Mr. Richardson’s 500,000 share RSU grant is as follows: 200,000 shares vested May 6, 2021, 200,000 vest on May 6, 2022 and 100,000 shares vest on May 6, 2023, subject to Mr. Richardson’s continuous service on our Board of Directors through the applicable vesting dates. If not forfeited, vesting of the RSUs will be accelerated and will vest in full immediately upon the closing of a Corporate Transaction, provided that Mr. Richardson provides Continuous Service through the date such Corporate Transaction is closed. Vested Units will be settled by delivering a number of shares equal to the number of vested RSUs on the earlier of the date on which Mr. Richardson’s Continuous Service ends, or the closing of a Corporate Transaction.
(2)	The amounts in this column reflect the grant date fair value of directors' stock awards for fiscal year 2021 computed in accordance with FASB ASC Topic 718. See Note 2 Summary of Significant Accounting Policies, of Notes to Financial Statements, for the assumptions used in the valuation.

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

Beneficial ownership is determined in accordance with the rules of the SEC. The following tables set forth certain information concerning the beneficial ownership of our common stock at October 29, 2021, by: (i) each person known by us to own beneficially more than 5% of our outstanding capital stock; (ii) each of the directors and named executive officers; and (iii) all current directors and executive officers as a group.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Group International, Inc., 2372 Morse Avenue, Irvine, CA 92614. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class**
Prevacus, Inc. (1)	1400 Village Square Blvd Suite 3 #414 Tallahassee, FL 32312	8,000,000	8.8%
LBL Professional Consulting, Inc. (2)	26895 Aliso Creek Rd. B89 Aliso Viejo, CA92656	7,500,000	8.2%
Market Group International (3)	1 Technology Ste 515 Irvine, CA 92618	6,700,000	7.4%
Adwin LLC(4)	75-378 Nani Kailua Dr. Kailua Kona, HI 96740	5,000,000	5.5%
Eco Scientific, Inc.(5)	16 Technology Ste 205 Irvine, CA 92618	5,000,000	5.5%
Northern Gates	13295 S Sweet Caroline Dr, #B Riverstone, UT 84065	5,000,000	5.5%
Regal Growth LLC(6)	2309 Valleyfield Ave. Thousand Oaks, CA 91360	5,000,000	5.5%
Yellow Jade Investment, LLC	1500 Lynman Ave. Thousand Oaks, CA 91360	5,000,000	5.5%
Joseph Michael Redmond, President, CEO and Chairman(7)		11,00,000	12.0%
Jacob W. Vanlandingham, Director (1)		9,500,000	10.4%
Christine M. Farrell, Chief Financial Officer and Secretary (8)		633,333	***
Jerome H. Casey, Director (9)		625,000	***
Jeffrey Conroy, Director (9)		625,000	***
John P. Gandolfo, Director		625,000	***
Ricky W. Richardson, Director		200,000	***
Directors and Executive Officers as a Group (7 persons)		23,208,333	24.4%

_______________

* Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock subject to equity awards that are currently exercisable or exercisable or vest within 60 days of the date of October 29, 2021 are deemed to be outstanding and to be beneficially owned by the person or group holding such awards for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

** Percent of class is calculated on the basis of 91,015,650 shares outstanding on October 29, 2021, plus the number of shares the person has the right to acquire within 60 days of October 29, 2021.

*** Less than 5%.

(1)	Dr. Vanlandingham is the beneficial owner of Prevacus, Inc. which holds 8,000,000 shares of common stock. Includes 500,000 stock options vesting within 60 days.
(2)	Based on historic records, LBL Professional Consulting, Inc. is 100% beneficially owned and of record by Marla Nelson. Ms. Nelson has sole voting and investment power in the shares of Odyssey common stock.
(3)	Based on historic records, Market Group International is 100% beneficially owned and of record by Robert VanBoren. Mr. VanBoren has sole voting and investment power in the shares of Odyssey common stock.
(4)	Based on historic records, Adwin LLC is 100% beneficially owned and of record by Pablo Penaloza. Mr. Penaloza has sole voting and investment power in the shares of Odyssey common stock.
(5)	Based on historic records, Eco Scientific, Inc. is 100% beneficially owned and of record by Steve Miller, former CEO of the Company. Mr. Miller has sole voting and investment power in the shares of Odyssey common stock.
(6)	Based on historic records, Regal Growth LLC is 100% beneficially owned and of record by Grace Reininger. Ms. Reininger has sole voting and investment power in the shares of Odyssey common stock.
(7)	Includes 166,667 RSUs vesting within 60 days. Mr. Redmond received 5.3 million shares of common stock to replace the unissued shares per his November 28, 2018 amended employment agreement.
(8)	Includes 55,556 RSUs vesting within 60 days.
(9)	Includes 83,333 RSUs vesting within 60 days.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and 10% shareholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% shareholders are required by SEC regulations to furnish us with all Section 16(a) reports they file. Based solely on our review of the copies of such reports we received and written representations from our officers, directors and 10% shareholders, we believe that all required reports were timely filed in fiscal 2021, except for the following:

•	Mr. Vanlandingham failed to timely file on Form 4 related to his employment in March 2021; and
•	Mr. Richardson failed to timely file on Form 3 related to becoming a board member in May 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Due to Officers and Executives

The following amounts were due to our officers for reimbursement of expenses and were included in Accounts payable on our Balance Sheets:

	July 31,
	2021	2020
Joseph M. Redmond, CEO	$2,568	$2,304
Christine Farrell, CFO	–	25,598
	$2,568	$27,902

The amount of accrued salary due to Mr. Redmond for his services from November 2017 to July 2021 was included in Accrued wages on our Balance Sheet and was as follows:

Balance at July 31, 2019	$181,538
Salary accrued	163,846
Payments made	(161,538)
Balance at July 31, 2020	183,846
Salary accrued	–
Payments made	–
Balance at July 31, 2021	$183,846

Accrued payroll from July 18, 2021 to July 31, 2021 of $13,846 which was paid on August 6, 2021, is not reflected above but is included as accrued wages on the Balance Sheet.

Related Party Transaction

In January 2021, we issued RSUs covering 4,000,000 shares of our common stock, with a value of $720,000, to two officers which vest equally over 36 months. These amounts are being expensed over the life of the awards and $140,000 was expensed to General and administrative expenses during the fiscal year ended July 31, 2021. As of July 31, 2021, $580,000 remained to be expensed in future periods.

Upon joining our Board, we have granted to each new director RSUs for 500,000 shares of our common stock. 200,000 shares vest upon becoming a Board member, 200,000 shares vest on the first anniversary and 100,000 shares vest on the second anniversary, subject to acceleration upon a corporate transaction, provided in each that the director is in the continuous service of the Company through the vesting event. The exception to this was the grant of one million shares of our common stock outright to Dr. Vanlandingham, who was appointed for a two-year period upon the signing of the Prevacus, Inc. Asset Purchase agreement on June 25, 2019. These amounts are being expensed over the life of the awards and $547,255 and $1,998,750, respectively, were expensed to General and administrative expense in fiscal 2021 and 2020. As of July 31, 2021, $263,164 remained to be expensed in future periods.

On November 7, 2017, Mr. Redmond entered into an employment agreement with the Company. As part of the employment agreement, Mr. Redmond was granted 25 million shares of common stock that vesting equally upon FDA submission of CardioMap, FDA approval for CardioMap and the raising of $2 million for further CardioMap development. Mr. Redmond could not sell the shares for two years or until the Company reached $10 million in revenues. Mr. Redmond was granted options for 15 million shares with a strike price of $0.25 per share that vest equally upon the Company’s revenue reaching $5 million, $10, million and $15 million. The vesting accelerated based upon a change of control. None of these conditions were met and the options were canceled in September 2020.

On February 16, 2018, the employment agreement was amended granting Mr. Redmond 10 million shares of common stock. No other provision of the employment contract was amended and the amendment was explicit on that provision. On November 28, 2018, the employment agreement was again amended to include 4.7 million of the 10 million shares to be provided by the Company and 5.3 million to be provided by Green Energy Alternatives, LLC, which shares were returned to treasury in June 2021. No other provision of the employment contract was amended and the amendment was explicit on that provision.

On July 31, 2021, Mr. Redmond received 5.3 million shares of common stock to replace the unissued shares per his November 28, 2018 amended employment agreement. The Company recognized $53,000 of compensation expense related to the 5.3 million shares granted, with a fair value of $0.01 per share, for the year ended July 31, 2021.

On March 1, 2021, as part of the Prevacus APA and Dr. Vanlandingham’s employment agreement, Dr. Vanlandingham was granted 1,000,000 stock options with a fair market value of $941,000. 250,000 shares vested on signing of closing documents; 250,000 shares vest on Phase 1A first dosing of human, 250,000 shares vest on Phase 1B first dosing of human; and 250,000 shares vest upon us being accepted on NASDAQ. This amount is being expensed over the life of the awards and $587,234 was expensed to General and administrative expenses in the fiscal year ended July 31, 2021.

In March and May 2021, the Company entered in a letter agreement loan with Prevacus Inc. for $2,500 and $5,000, respectively. The loan has an annual interest rate of 3% per annum and principal and interest are due June 2021. At July 31, 2021, the loans have not been repaid and continue to accrue interest.

Director Independence

Under the rules of the national securities exchanges, a majority of a listed company’s board of directors must be comprised of independent directors, and each member of a listed company’s audit, compensation, and nominating and corporate governance committees must be independent as well. Under the same rules, a director will only qualify as an “independent director” if that company’s board of directors affirmatively determines that such director has no material relationship with that company, either directly or as a partner, stockholder or officer of an organization that has a relationship with that company. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by the NASDAQ National Market, and the Securities and Exchange Commission.

Our Board has determined Messrs. Casey, Conroy, Gandolfo and Richardson are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

In addition, we determined that the members of our audit committee satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. In order to be considered to be independent for purposes of Rule 10A-3, no member of the audit committee may, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the company or any of its subsidiaries or (2) be an affiliated person of the company or any of its subsidiaries.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the aggregate fees for professional audit and other services rendered by Turner, Stone and Company:

	Year Ended July 31,
	2021	2020
Audit fees (1)	$99,554	$65,914
Audit-related fees(2)	11,050	–
Taxation services	–	–
Accounting and other services	–	–
Total	$110,604	$65,914

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Audit-related fees for professional services provided in connection with our S-1 and S-3 filings.

The Board of Directors has reviewed and discussed with management and TSC, our independent registered public accounting firm, the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with our auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for filing with the SEC.

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by our independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by us to our accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

PART IV

Item 15.	Exhibits

The following list is intended to constitute the exhibit index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).*
3.2	Bylaws of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).*
5.1	Opinion of Brinen & Associates, LLC.**
10.1	Form of Odyssey Group International, Inc. Subscription Agreement for Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 2 of the Registration Statement on Form S-1/A filed on February 26, 2015).*
10.2	Distribution Agreement, effective as of August 1, 2014, by and between Odyssey Group International, Inc. and Well-med Global LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).*
10.3	Contribution Agreement by and among Odyssey Group International, Inc., and each of Market Group International, Inc., EcoScientific, Inc., Adwin, Inc., and Regal Growth, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 2 of the Registration Statement on Form S-1/A filed on February 26, 2015).*
10.4	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Joseph Michael Redmond (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).*, ***
10.5	License Transfer Agreement, effective as of January 31, 2019, by and between Odyssey Group International, Inc. and Electromedica, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 23, 2020).*
10.6	Master Agreement for a Joint Venture and Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc. and Prevacus, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on November 23, 2020).*
10.7	Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc., James De Luca and Murdock Capital Partners (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on November 23, 2020)).*
10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020).*
10.9	Form of Warrant to Purchase Common Stock of Odyssey Group International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2020).*
10.10	Common Stock Purchase Warrant for the Purchase of 550,000 Shares of Common Stock of Odyssey Group International, Inc. issued to A.G.P./Alliance Group Partners, effective August 6, 2020**
10.11	Securities Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Labrys Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2020).*
10.12	12% Self-Amortization Promissory Note issued to Labrys Fund, LP on August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2020).*
10.13	Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020).*
10.14	Registration Rights Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2020).*
10.15	Amendment No. 1 to Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2020).*

10.16	Securities Purchase Agreement with LGH Investments, LLC. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2020). *
10.17	Prevacus Asset Agreement. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 8, 2021).*
10.18	Amendment No. 1 to the Warrant Agreement, dated December 11, 2020, by and between Odyssey Group International, Inc. and LGH Investments, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2021). *
10.19	Securities Purchase Agreement with LGH Investments, LLC.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021). *
10.20	LGH Investments, LLC Settlement Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on June 21, 2021)
10.21	Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2021).*
10.22	Submission of Matters to a Vote of Security Holders. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 15, 2021).*
10.23	Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2021).*
10.24	Warrant, dated October 18, 2021 issued to Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 21, 2021).*
10.25	Amended Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on October 26, 2021).*
10.26	Securities Purchase Agreement, dated October 22, 2021 by and between Odyssey Group International, Inc. and Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).*
10.27	Warrant dated October 22, 2021 issued to Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2021).*
14.1	Odyssey Group International, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on October 23, 2019).*
16.1	Letter from Piercy Bowler Taylor & Kern, CPAs to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 06, 2020).†
16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).†
23.1	Consent of Turner, Stone and Company, LLP**
23.2	Consent of Piercy Bowler Taylor & Kern. Certified Public Accountants**
23.3	Consent of Brinen & Associates, LLC (included in Exhibit 5.1 herein).**
24.1	Power of Attorney (included on the signature page to this prospectus).
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer **
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer **
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

†	Previously furnished.
*	Previously filed.
**	Filed herewith.
***	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of October 29, 2021.

ODYSSEY GROUP INTERNATIONAL, INC.

By: /s/ Joseph Michael Redmond Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	October 29, 2021
Joseph Michael Redmond	(Principal Executive Officer)

/s/ Christine M. Farrell	Chief Financial Officer and Secretary	October 29, 2021
Christine M. Farrell	(Principal Financial and Accounting Officer)

/s/ Jerome Casey	Director	October 29, 2021
Jerome Casey

/s/ Jeffrey Conroy	Director	October 29, 2021
Jeffrey Conroy

/s/ John P. Gandolfo	Director	October 29, 2021
John P. Gandolfo

/s/ Ricky W. Richardson	Director	October 29, 2021
Ricky W. Richardson

