Form 10-Q
period 2021-10-31
Odyssey Group International, Inc.
filed 2021-12-10
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(702) 780-6559

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

91,015,650 shares of common stock, par value $.001 per share, outstanding as of December 10, 2021

ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended October 31, 2021

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Odyssey Group International, Inc.

Balance Sheets

(Unaudited)

	October 31,	July 31,
	2021	2021

Assets
Current assets:
Cash	$471,140	$556,584
Prepaid expenses and other current assets	460,397	53,535
Total current assets	931,537	610,119

Property and equipment, net of accumulated depreciation of $3,034 and $2,896	276	414
Total assets	$931,813	$610,533

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,368,592	$1,224,783
Accrued wages	255,768	259,487
Accrued interest	64,221	32,351
Asset purchase liability	1,123,090	1,125,026
Notes payable, net of unamortized debt discount and closing costs of $184,089 and $351,030	1,115,911	736,240
Total current liabilities	3,927,582	3,377,887

Total liabilities	3,927,582	3,377,887

Commitments and contingencies (Note 3)	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 91,015,650 and 88,559,978 shares issued and outstanding	91,016	87,191
Additional paid-in-capital	44,293,312	42,879,278
Accumulated deficit	(47,380,097)	(45,733,823)
Total stockholders' deficit	(2,995,769)	(2,767,354)
Total liabilities and stockholders' deficit	$931,813	$610,533

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended October 31,
	2021	2020

Research and development expense	$322,504	$–
General and administrative expense	1,106,884	525,269
Loss from operations	(1,429,388)	(525,269)

Interest expense	216,886	186,245
Net loss and comprehensive loss	$(1,646,274)	$(711,514)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Shares used for basic and diluted net loss per share	88,064,376	90,281,255

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2021	87,191,168	$87,191	$42,879,278	$(45,733,823)	$(2,767,354)
Stock-based compensation	–	–	533,105	–	533,105
Common stock issued in debt financing	200,000	200	17,518	–	17,718
Common stock issued in equity financings	3,974,482	3,974	863,061	–	867,035
Return of reserved shares	(350,000)	(350)	350	–	–
Net loss	–	–	–	(1,646,274)	(1,646,274)
Balances, October 31, 2021	91,015,650	$91,016	$44,293,312	$(47,380,097)	$(2,995,769)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balance, July 31, 2020	88,559,978	$88,560	$28,110,689	$(28,850,728)	$(651,479)
Note payable converted to common stock	214,000	214	106,786	–	107,000
Stock-based compensation	–	–	130,301	–	130,301
Common stock issued in debt financing	420,000	420	196,980	–	197,400
Common stock issued in equity financing	1,396,224	1,396	248,604	–	250,000
Stock forfeited	(20,000)	(20)	–	–	(20)
Warrants issued in connection with financings	–	–	128,333	–	128,333
Net loss	–	–	–	(711,514)	(711,514)
Balance, October 31, 2020	90,570,202	$90,570	$28,921,693	$(29,562,242)	$(549,979)

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,646,274)	$(711,514)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	138	2,638
Stock-based compensation	533,105	130,281
Common stock issued for debt financing commitment shares	17,718	–
Amortization of beneficial conversion feature, debt discount and closing costs	166,940	171,179
Other non-cash interest expense	–	7,000
Asset purchase liability	(1,936)	–
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(142,653)	(65,833)
Increase in other current assets	(264,209)	–
Increase in accounts payable	143,810	154,652
Decrease in accrued wages	(3,719)	34
Increase in accrued interest	31,870	8,067
Net cash used in operating activities	(1,165,210)	(303,496)

Cash flows from investing activities	–	–

Cash flows from financing activities:
Proceeds from notes payable	250,000	315,000
Principal payments made on notes payable	(37,269)	–
Financing closing costs paid	–	(31,700)
Proceeds from equity financing	867,035	250,000
Net cash provided by financing activities	1,079,766	533,300

Increase (decrease) in cash and cash equivalents	(85,444)	229,804

Cash and cash equivalents:
Beginning of period	556,584	62,952
End of period	$471,140	$292,756

Supplemental disclosure of non-cash information:
Common stock issued for conversion of notes payable	–	107,000
Common stock issued for debt financing commitment shares	17,718	197,400
Warrants issued in connection with financings	–	128,333
Original issue discount on debt	–	35,000

The accompanying notes are an integral part of these financial statements.

Odyssey Group International, Inc.

Notes to Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying financial information of Odyssey Group International, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of July 31, 2021 is derived from our 2021 Annual Report on Form 10-K. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K filed with the SEC on October 29, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the three months ended October 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2021.

Nature of Operations

Our business model is to develop or acquire unique medical-related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We are developing potentially life-saving technologies: the CardioMap® heart monitoring and screening device; the Save A Life choking rescue device, a unique neurosteroid drug compound intended to treat concussions, and a unique drug compound to treat rare brain disorders in partnership with Prevacus, Inc. To date, none of our product candidates has received regulatory clearance or approval for commercial sale.

We plan to license, improve, and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly, as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third-party research and development firms who specialize in the creation of our products to assist us in the development of our own products, and we will apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our products are in development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell in the United States.

Research and Development

Research and development expense is expensed as incurred and totaled $322,504 and zero for the three months ended October 31, 2021 and 2020, respectively.

Note 2. New Accounting Pronouncements

ASU 2019-12

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of ASU 2019-12 effective August 1, 2021, on a prospective basis did not have a material effect on our financial position, results of operations, or cash flows.

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners and improves the decision usefulness and relevance of the information provided to financial statement users. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We have not yet determined the impact of adopting this standard on our financial position, results of operations or cash flows.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2, or Level 3 during the three months ended October 31, 2021, or the year ended July 31, 2021.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended October 31, 2021.

Contingent Liabilities

At October 31, 2021 and July 31, 2021, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at October 31, 2021 and July 31, 2021 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the milestones will be met.

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

	October 31, 2021	July 31, 2021
Carrying value	$1,300,000	$1,087,270
Fair value	$1,300,000	$1,094,212

Non-Financial Assets

Non-financial assets, such as Property and equipment, are measured at fair value on a non-recurring basis when events or circumstances indicate that an impairment may have occurred. If we determine these assets to be impaired, they are reported at fair value as calculated during the period. No non-financial assets were recorded at fair value during the three months ended October 31, 2021 or the fiscal year ended July 31, 2021.

Note 4. Debt

Tysadco Partners

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco Partners (“Tysadco”) pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 shares of common stock with a relative fair value of $17,718 which is being expensed over the life of the note as a component of interest expense. The conversion rate of the note is $0.30 for a total of 900,000 shares of our common stock if converted in full, including interest.

Notes Payable

The following notes payable were outstanding:

	October 31, 2021	July 31, 2021
Note issued to Labrys due August 14, 2021 with an interest rate of 12%	$–	$37,270
Convertible note issued to LGH due February 5, 2022 with an interest rate of 8.0% and convertible at $1.00 per share	1,050,000	1,050,000
Tysadco convertible promissory note payable due March 1, 2022 with an interest rate of 8.0% and convertible at $0.30 per share	250,000	–
	1,300,000	1,087,270
Unamortized debt discount and closing costs	(184,089)	(351,030)
	$1,115,911	$736,240

Note 5. Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At our annual stockholder meeting held September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan (the “2021 Plan”). The purpose of the Amended and Restated 2021 Omnibus Stock Incentive Plan is to enable us to recruit and retain highly qualified employees, directors and consultants and to provide incentives for productivity and the opportunity to share in the our growth and value. Subject to certain adjustments, the maximum number of shares of common stock, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, cash or other stock-based awards that may be issued under the Amended and Restated 2021 Omnibus Stock Incentive Plan is 20,000,000. At October 31, 2021, 18,500,000 shares remained available for future awards and 20,000,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan.

Stock Options

There was no stock option activity during the quarter ended October 31, 2021

Restricted Stock Units (“RSUs”)

RSU activity during the quarter ended October 31, 2021 was as follows:

RSUs outstanding at July 31, 2021	4,396,819
RSUs issued	1,500,000
RSUs vested	(877,083)
RSUs canceled	–
RSUs outstanding at October 31, 2021	5,019,736

On September 14, 2021, following the annual stockholders meeting, three re-elected board members were granted 500,000 RSUs each vesting equally over 12 months at a total fair value of $675,000 based on the fair value of our stock on September 14, 2021, of $0.45 per share.

Unrecognized Compensation Costs

At October 31, 2021, we had unrecognized stock-based compensation of $1,275,665, which will be recognized as a component of General and administrative expenses over the weighted average remaining vesting period of 1.36 years.

Note 6. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended October 31,
	2021	2020
Options to purchase common stock	300,000	25,000
Shares issuable upon conversion of convertible notes and related accrued interest	2,034,000	448,711
Warrants to purchase common stock	5,745,666	934,500
Restricted stock units	902,083	1,350,000
Total potentially dilutive securities	8,981,749	2,758,211

Note 7. Common Stock

Returned Shares

On August 5, 2021, our loan with Labrys Fund, LP was repaid in full and per the agreement, on August 6, 2021, 350,000 restricted stock shares were returned to treasury.

Reverse Split

At the annual stockholder meeting held September 14, 2021, the stockholders approved the proposal to grant the Board discretionary authority to amend our Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.001 per share, such split to combine a whole number of outstanding shares of our Common Stock in a range of not less than two shares and not more than 30 shares, into one share of common stock at any time prior to January 31, 2022. The amendment did not change the number of authorized shares of common stock or preferred stock or the relative voting power of our stockholders. The number of authorized shares will not be reduced. The number of authorized but unissued shares of our common stock will materially increase and will be available for re-issuance. We reserve the right not to effect any reverse stock split if the Board does not deem it to be in the best interests of our stockholders and the Board's decision as to whether and when to effect the reverse stock split will be based on a number of factors, including prevailing market conditions, existing and expected trading prices for our common stock, actual or forecasted results of operations, and the likely effect of such results on the market price of our common stock.

Lincoln Park

Securities Purchase Agreement

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we received $250,000 in cash from LPC and LPC received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years

LPC Purchase Agreement Draws

During the quarter ended October 31, 2021, LPC purchased a total of 974,482 shares of our common stock for total proceeds of $367,035 pursuant to the August 14, 2020 LPC Purchase Agreement. As of October 31, 2021, LPC purchased a total of 3,127,808 shares of our common stock pursuant to the agreement and remaining purchase availability is $8,411,489 and remaining shares available are 16,143,556.

Tysadco Partners

On October 18, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

Note 8. Related Party Transactions

Due to Officer

The following amounts were due to officers for reimbursement of expenses and were included in Accounts payable on our Balance Sheets:

	October 31, 2021	July 31, 2021
Joseph M. Redmond, CEO	$7,173	$2,568
Christine M. Farrell	2,238	–

The amount of unpaid salary due to Mr. Redmond for his services from November 2017 was included in Accrued wages on our Balance Sheets as follows:

Balance at July 31, 2021	$183,846
Salary accrued	–
Salary paid	–
Balance at October 31, 2021	$183,846

Note 9. Going Concern

We did not recognize any revenues for the quarter ended October 31, 2021 or the year ended July 31, 2021 and we had an accumulated deficit of $47,380,097 as of October 31, 2021. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at October 31, 2021 of $471,140 may not provide enough working capital to meet our current operating expenses through December 10, 2022.

The operating deficit indicates substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or even cease operations.

The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Additionally, as the novel coronavirus (“COVID-19”) pandemic continues to severely impact the U.S. and global economy, our business may be impacted in a variety of ways. Political, legal or regulatory actions as a result of the COVID-19 pandemic in jurisdictions where we may plan to manufacture, source or distribute products have created supply disruptions which could affect our plans, and may cause additional supply disruptions or shortages in the future. We cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions. For example, several countries, including India, China, Australia and the UK, have increased or instituted new restrictions on the export of medical or pharmaceutical products that we distribute or use in our business, including key components or raw materials. Governmental authorities in many countries, including the U.S., are enacting legislative or regulatory changes to address the impact of the pandemic, which may restrict or require changes in our operations, increase our costs, or otherwise adversely affect our operations.

If we are unable to raise additional capital by December 10, 2022, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 7 above). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Note 10. Subsequent Event

Research and Development Rebate

On November 2, 2021, we received a research and development rebate from the government of Australia in the amount of $284,981 AUD ($214,120 USD) for clinical work performed in Australia related to our Phase 1 human trial for safety and efficacy for the treatment of concussed individuals. The $214,120 is accounted for as an offset to research and development expense, which is a component of General and administrative on our Statements of Operations.

Name Change

On December 1, 2021, we received notice that our name change to Odyssey Health, Inc. was approved by the state of Nevada, where we are incorporated.

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

Many possible events or factors could affect our future financial results and performance and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2021 (“2021 Annual Report”) and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

Our business model is to develop or acquire unique medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We are developing potentially life-saving technologies: the CardioMap® heart monitoring and screening device; the Save A Life choking rescue device, a unique neurosteroid drug compound intended to treat concussions and a unique drug compound to treat rare brain disorders in partnership with Prevacus, Inc. To date, none of our product candidates has received regulatory clearance or approval for commercial sale.

We plan to license, improve, and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly, as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third-party research and development firms who specialize in the creation of our products to assist us in the development of our own products, and we will apply for trademarks and patents once we have developed proprietary products.

Recent Funding

LPC Securities Purchase Agreement

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we received $250,000 in cash from LPC and LPC received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

LPC Purchase Agreement Draws

During the first quarter of Fiscal 2022, we sold 974,482 shares of our common stock to LPC for total proceeds of $367,035. As of December 10, 2021, LPC purchased a total of 3,127,808 shares of our common stock pursuant to the agreement and remaining purchase availability is $8,411,489 and remaining shares available are 16,143,556.

Tysadco

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco Partners (“Tysadco”) pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 shares of common stock with a fair value of $17,718 which is being expensed over the life of the note as a component of interest expense. The conversion rate of the note is $0.30 for a total of 900,000 shares of our common stock if converted in full, including interest.

On October 18, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the facts that we may not have adequate working capital to finance our day-to-day operations and we do not have any sources of revenue. We had an accumulated deficit of $47,380,097 as of October 31, 2021 and cash of $471,140. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan.

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

For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash of $471,140 available at October 31, 2021, may not provide enough working capital to meet our current operating expenses through December 10, 2022.

If we are unable to raise additional capital by December 10, 2022, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 7 of Notes to Financial Statements). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

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

Significant Accounting Policies and Use of Estimates

During the three months ended October 31, 2021, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2021, which was filed with the Securities and Exchange Commission on October 29, 2021.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three-month periods ended October 31, 2021 or 2020. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended October 31,		$	%
	2021	2020	Change	Change
Research and development expense	$322,504	$–	$322,504	100%
General and administrative expense	1,106,884	525,269	581,615	111%
Loss from operations	(1,429,388)	(525,269)	904,119	172%
Interest expense	216,886	186,245	30,641	16%
Net loss	$(1,646,274)	$(711,514)	$934,760	131%
Basic and diluted net loss per share	$(0.02)	$(0.01)	$0.01	137%

Research and Development Expense

Our Research and development expense includes expenses related to our current projects and include, clinical research, design and manufacturing, formulation, regulatory and consultants. Research and development expense is expensed as incurred and totaled $322,504 and zero for the three months ended October 31, 2021 and 2020, respectively.

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, and administrative activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The increase in General and administrative expense in the three months ended October 31, 2021 as compared to the same period of 2021 was due to the following:

Three months ended October 31, 2021 compared to three months ended October 31, 2020

Increase (decrease) in:
Board and stock expense	$400,325
Business development and investor relations	87,398
Consulting fees	26,077
Financing fees	10,113
Insurance expense	24,939
Legal and professional fees	(108,063)
Wages	165,324
Other	(24,498)
$581,615

The increase in Board and stock expense of $400,325 for the quarter ended October 31, 2021 compared to the quarter ended October 31, 2020, was due to board grants in the current year quarter, option and restricted stock unit expense for the employees, consultants and the scientific and sports advisory boards. The increase in wages of $165,324 was a result of increased headcount for the quarter ended October 31, 2021, as compared to the quarter ended October 31, 2020. The increases were partially offset by a decrease in legal and professional fees of $108,063 in the quarter ended October 31, 2021, as compared to the quarter ended October 31, 2020.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended October 31,
	2021	2020
Weighted average debt outstanding	$1,221,196	$656,957
Weighted average interest rate	8.0%	9.5%

The increase in interest expense for the three-month period ended October 31, 2021 compared to the same period of 2020 was due to LGH and Tysadco investments in April 2021 and October 2021, respectively.

Net Loss

Net loss increased in the three-month period ended October 31, 2021 compared to the same period of 2020 due to increased board and stock expense, research and development and wages, as well increased interest expense, partially offset by the lower weighted average interest rate.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent debt and equity financings.

The following table sets forth the primary sources and uses of cash:

	Three Months Ended October 31,
	2021	2020
Net cash used in operating activities	$(1,165,210)	$(303,496)
Net cash provided by financing activities	1,079,766	533,300

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

Debt

The following notes payable were outstanding:

October 31, 2021
Convertible note issued to LGH due February 5, 2022 with an interest rate of 8.0% and convertible at $1.00 per share	$1,050,000
Tysadco convertible promissory note payable due March 1, 2022 with an interest rate of 8.0% and convertible at $0.30 per share	250,000
1,300,000
Unamortized debt discount and closing costs	(184,089)
$1,115,911

Australian Research and Development Rebate

On November 2, 2021, we received a research and development rebate from the government of Australia in the amount of $284,981 AUD ($214,120 USD) for clinical work performed in Australia related to our Phase 1 human trial for safety and efficacy for the treatment of concussed individuals. The $214,120 is accounted for as an offset to research and development expense, which is a component of General and administrative on our Statements of Operations.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 management identified the following material weaknesses in internal control over financial reporting:

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended October 31, 2021, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three-month period ended October 31, 2021 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2021. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2021 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 10, 2021.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer )

