Form 10-Q
period 2022-01-31
Odyssey Health, Inc.
filed 2022-03-15
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             ..

Commission File No. 000-56196

____________________________________

Odyssey Health, Inc.

(Exact name of registrant as specified in its charter)

Odyssey Group International, Inc.

(Former name or former address and former fiscal year, if changed since last report)

____________________________________

Nevada	47-1022125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, NV 89102

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

78,406,072 shares of common stock, par value $.001 per share, outstanding as of March 15, 2022

ODYSSEY HEALTH, INC. F/K/A ODYSSEY GROUP INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended January 31, 2022

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Odyssey Health, Inc. f/k/a Odyssey Group International, Inc.

Condensed Balance Sheets

(Unaudited)

	January 31,	July 31,
	2022	2021

Assets
Current assets:
Cash	$131,337	$556,584
Prepaid expenses and other current assets	157,972	53,535
Total current assets	289,309	610,119

Property and equipment, net of accumulated depreciation of $3,172 and $2,896	138	414
Intangible assets, net of accumulated amortization of $452 and $0	44,768	–
Total assets	$334,215	$610,533

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,154,886	$1,224,783
Accrued wages	719,512	259,487
Accrued interest	100,585	32,351
Asset purchase liability	1,123,090	1,125,026
Notes payable, net of unamortized debt discount and closing costs of $11,686 and $351,030	1,413,314	736,240
Total current liabilities	4,511,387	3,377,887

Total liabilities	4,511,387	3,377,887

Commitments and contingencies (Note 4)	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 82,706,072 and 88,559,978 shares issued and outstanding	82,707	87,191
Additional paid-in-capital	44,812,931	42,879,278
Accumulated deficit	(49,072,810)	(45,733,823)
Total stockholders' deficit	(4,177,172)	(2,767,354)
Total liabilities and stockholders' deficit	$334,215	$610,533

The accompanying notes are an integral part of these financial statements.

Odyssey Health, Inc. f/k/a Odyssey Group International, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2022	2021	2022	2021

Research and development expense	$460,723	$42,619	$783,227	$42,619
General and administrative expense	1,515,241	591,173	2,622,126	1,116,442
Loss from operations	(1,975,964)	(633,792)	(3,405,353)	(1,159,061)

Interest expense	(208,767)	(235,507)	(425,709)	(421,753)
Other income, net	492,018	–	492,075	–
Net loss and comprehensive loss	$(1,692,713)	$(869,299)	$(3,338,987)	$(1,580,814)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Shares used for basic and diluted net loss per share	91,615,244	94,192,079	91,323,476	93,698,583

The accompanying notes are an integral part of these financial statements.

Odyssey Health, Inc. f/k/a Odyssey Group International, Inc.

Condensed Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2021	87,191,168	$87,191	$42,879,278	$(45,733,823)	$(2,767,354)
Stock-based compensation	–	–	533,105	–	533,105
Common stock issued in debt financing	200,000	200	17,518	–	17,718
Common stock issued in equity financings	3,974,482	3,974	863,061	–	867,035
Return of reserved shares	(350,000)	(350)	350	–	–
Net loss	–	–	–	(1,646,274)	(1,646,274)
Balances, October 31, 2021	91,015,650	91,016	44,293,312	(47,380,097)	(2,995,769)
Stock-based compensation	–	–	511,310	–	511,310
Return of reserved shares	(8,309,578)	(8,309)	8,309	–	–
Net loss	–	–	–	(1,692,713)	(1,692,713)
Balances, January 31, 2022	82,706,072	$82,707	$44,812,931	$(49,072,810)	$(4,177,172)

The accompanying notes are an integral part of these financial statements.

Odyssey Health, Inc. f/k/a Odyssey Group International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,338,987)	$(1,580,814)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	728	5,276
Stock-based compensation	1,044,415	242,009
Stock issued for services	–	70,000
Warrants issued in connection with financings		–
Common stock issued for debt financing commitment shares	17,718	–
Amortization of beneficial conversion feature, debt discount and closing costs	339,343	388,886
Financing costs paid with stock	–	44,000
Asset purchase liability	(1,936)	–
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(104,437)	(38,333)
Increase in other current assets	–	–
Increase (decrease) in accounts payable	(69,897)	226,023
Increase in accrued wages	460,025	12,351
Increase in accrued interest	68,235	16,196
Net cash used in operating activities	(1,584,793)	(614,406)

Cash flows from investing activities:
Purchase of patents	(45,220)	–
Net cash used in investing activities	(45,220)	–

Cash flows from financing activities:
Proceeds from notes payable	375,000	465,000
Principal payments made on notes payable	(37,269)	(96,354)
Financing closing costs paid with cash	–	(39,200)
Proceeds from equity financing	867,035	285,080
Net cash provided by financing activities	1,204,766	614,526

Increase (decrease) in cash	(425,247)	120

Cash and cash equivalents:
Beginning of period	556,584	62,952
End of period	$131,337	$63,072

Supplemental disclosure of non-cash information:
Cash paid for interest	$954	$16,671
Common stock issued for conversion of Notes payable and related accrued interest	–	107,000
Common stock issued for debt financing commitment shares	17,718	281,400
Warrants issued in connection with financings	–	211,053
Original issue discount on debt	–	50,000
Stock issued in exchange for closing costs	–	44,000
Beneficial conversion feature recognized	–	19,780

The accompanying notes are an integral part of these financial statements.

Odyssey Health, Inc. f/k/a Odyssey Group International, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.       Basis of Presentation, Nature of Operations and Going Concern

Name Change

On December 1, 2021, we received notice that our name change to Odyssey Health, Inc. was approved by the state of Nevada, where we are incorporated.

Basis of Presentation

The accompanying financial information of Odyssey Health, Inc. f/k/a Odyssey Group International, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of July 31, 2021 is derived from our 2021 Annual Report on Form 10-K. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K filed with the SEC on October 29, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the six months ended January 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2021.

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

Going Concern

We did not recognize any revenues for the year ended July 31, 2021 or the six months ended January 31, 2022 and we had an accumulated deficit of $49,072,810 as of January 31, 2022. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at January 31, 2022 of $131,337 may not provide enough working capital to meet our current operating expenses through March 15, 2023.

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

Additionally, the COVID-19 global pandemic has had an unfavorable impact on our business operations. The pandemic has impacted our ability to get financing, engage third-party vendors and the timing of our clinical trial in Australia. In addition, the COVID-19 outbreak has adversely affected the U.S. and global economies and financial markets, which may result in a long-term economic downturn that could negatively affect future performance and our ability to secure additional debt or equity funding.

If we are unable to raise additional capital by March 15, 2023, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (see Note 7 above). Given our recurring losses, negative cash flow, and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

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

Note 3.       Intangible Assets

Intangible assets at January 31, 2022 consisted of costs related to a patent for our PRV-002 drug device combination.

Amortization expense was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Amortization expense	$452	–	$452	–

Future amortization of intangible assets is as follows:

Remainder of fiscal 2022	$1,508
Fiscal 2023	3,015
Fiscal 2024	3,015
Fiscal 2025	3,015
Fiscal 2026	3,015
Thereafter	31,200
Total	$44,768

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the six months ended January 31, 2022 or the year ended July 31, 2021.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended January 31, 2022.

Contingent Liabilities

At January 31, 2022 and July 31, 2021, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at January 31, 2022 and July 31, 2021 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the milestones will be met.

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

	January 31, 2022	July 31, 2021
Carrying value	$1,413,314	$1,087,270
Fair value	$1,425,000	$1,094,212

Non-Financial Assets

Non-financial assets, such as Property and equipment and Intangible assets are measured at fair value on a non-recurring basis when events or circumstances indicate that an impairment may have occurred. If we determine these assets to be impaired, they are reported at fair value as calculated during the period. No non-financial assets were recorded at fair value during the six months ended January 31, 2022 or the fiscal year ended July 31, 2021.

Note 5.       Debt

Promissory Notes

On December 21, 2021 and December 22, 2021, we entered into a total of five Promissory Notes (the “Notes”) with three of our directors and two officers.

Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. The Notes bear interest at 8% per annum and are due March 31, 2022.

Tysadco Partners

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco Partners (“Tysadco”) pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 shares of common stock with a relative fair value of $17,718 which is being expensed over the life of the note as a component of interest expense. The conversion rate of the note is $0.30 for a total of 900,000 shares of our common stock if converted in full, including interest. As of March 15, 2022, the loan has not been repaid or converted.

Notes Payable

The following notes payable were outstanding:

	January 31, 2022	July 31, 2021
Note issued to Labrys due August 14, 2021 with an interest rate of 12%	$–	$37,270
Convertible note issued to LGH due February 5, 2022 with an interest rate of 8.0% and convertible at $1.00 per share(1)	1,050,000	1,050,000
Promissory notes issued to officers and directors due March 31, 2022 with an interest rate of 8.0%	125,000	–
Tysadco convertible promissory note payable due March 1, 2022 with an interest rate of 8.0% and convertible at $0.30 per share(2)	250,000	–
	1,425,000	1,087,270
Unamortized debt discount and closing costs	(11,686)	(351,030)
	$1,413,314	$736,240

(1)	Effective February 1, 2022, the maturity date of this note was extended to May 31, 2022 and $200,000 was added to the principal amount. See Note 13 for additional information.
(2)	As of March 15, 2022, the loan has not been repaid or converted..

Note 6.       Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At our annual stockholder meeting held September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan (the “2021 Plan”). The purpose of the Amended and Restated 2021 Omnibus Stock Incentive Plan is to enable us to recruit and retain highly qualified employees, directors and consultants and to provide incentives for productivity and the opportunity to share in the our growth and value. Subject to certain adjustments, the maximum number of shares of common stock, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, cash or other stock-based awards that may be issued under the Amended and Restated 2021 Omnibus Stock Incentive Plan is 20,000,000. At January 31, 2022, 18,300,000 shares remained available for future awards and 20,000,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan.

Stock Options

Stock option activity during the six months ended January 31, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2021	1,050,000	$1.22
Options issued	200,000	0.26
Options canceled	–	–
Options outstanding at January 31, 2022	1,250,000	1.07

Restricted Stock Units (“RSUs”)

RSU activity during the six months ended January 31, 2022 was as follows:

RSUs outstanding at July 31, 2021	4,396,819
RSUs issued	1,500,000
RSUs vested	(1,591,263)
RSUs outstanding at January 31, 2022	4,305,556

On September 14, 2021, following the annual stockholders meeting, three re-elected board members were granted 500,000 RSUs each vesting equally over 12 months at a total fair value of $675,000 based on the fair value of our stock on September 14, 2021 of $0.45 per share.

Warrants

There was no warrant activity during the six months ended January 31, 2022.

Unrecognized Compensation Costs

At January 31, 2022, we had unrecognized stock-based compensation of $714,627, which will be recognized over the weighted average remaining vesting period of 1.06 years.

Note 7.       Research and Development Rebate

On November 2, 2021, we received a research and development rebate from the government of Australia in the amount of $284,981 AUD ($214,120 USD) for clinical work performed in Australia related to our Phase 1 human trial for safety and efficacy for the treatment of concussed individuals. The $214,120 is accounted for as an offset to research and development expense.

Note 8.       Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Six Months Ended January 31,
	2022	2021
Options to purchase common stock	1,250,000	400,000
Shares issuable upon conversion of convertible notes and related accrued interest	2,034,000	1,581,072
Warrants to purchase common stock	5,745,666	1,054,500
Unvested restricted stock units	4,305,556	1,461,783
Total potentially dilutive securities	13,335,222	4,497,355

Note 9.       Common Stock

Returned Shares

On August 5, 2021, our loan with Labrys Fund, LP was repaid in full and per the agreement, on August 6, 2021, 350,000 restricted stock shares were returned to treasury.

On December 21, 2021, Vivakor, Inc., a shareholder, returned 3,309,578 shares of our common stock and the shares were returned to treasury.

On December 29, 2021, Regal Growth, LLC, a shareholder, returned 5,000,000 shares of our common stock and the shares were returned to treasury.

Reverse Split

At our 2021 annual stockholder meeting, which was held on September 14, 2021, the stockholders approved the proposal that granted the Board discretionary authority to amend our Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock. As determined by our Board, such stock split could be effected at a time and choosing of the Board. The amendment did not change the number of authorized shares of common stock or preferred stock or the relative voting power of our stockholders. The number of authorized shares will not be reduced. The number of authorized but unissued shares of our common stock will materially increase and will be available for re-issuance. We reserve the right not to effect any reverse stock split if the Board does not deem it to be in the best interests of our stockholders and the Board's decision as to whether and when to effect the reverse stock split will be based on a number of factors, including prevailing market conditions, existing and expected trading prices for our common stock, actual or forecasted results of operations, and the likely effect of such results on the market price of our common stock.

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

During the six months ended January 31, 2022, LPC purchased a total of 974,482 shares of our common stock for total proceeds of $367,035 pursuant to the August 14, 2020 LPC Purchase Agreement. As of January 31, 2022, LPC had purchased a total of 3,127,808 shares of our common stock pursuant to the agreement and remaining purchase availability was $8,411,489 and remaining shares available were 16,143,556.

Tysadco Partners

On October 18, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

Note 10.        Related Party Transactions

Due to Officers

The following amounts were due to our officers for reimbursement of expenses and were included in Accounts payable on our Balance Sheets:

	January 31, 2022	July 31, 2021
Joseph M. Redmond, CEO	$17,899	$2,568
Christine Farrell, CFO	3,437	–
	$21,336	$2,568

The amount of unpaid salary and bonus due to our officers was included in Accrued wages on our Balance Sheets and was as follows:

	January 31, 2022	July 31, 2021
Joseph M. Redmond, CEO	$586,769	$183,846
Christine Farrell, CFO	63,847	–
	$650,616	$183,846

On January 31, 2022, the Compensation Committee and our full Board approved the 2021 bonus plan. Pursuant to the plan, Mr. Redmond received a $360,000 bonus and Ms. Farrell received a $40,000 bonus based upon meeting fund raising goals. The bonuses will be paid when funds are available and were included as a component of Accrued wages on our Balance Sheets at January 31, 2022.

Note 11.       Donation Received

On January 5, 2022, we received a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. These funds were recorded as Other income in our Statements of Operations and will be used to progress the Phase 1 human clinical trials for drug candidate PRV-002 for the treatment of concussion.

Note 12.       Subsequent Events

LPC Share Purchases

From February 1, 2022 through March 15, 2022, LPC purchased an additional 100,000 shares of our common stock for a total price of $51,500 and, as of March 15, 2022, there was $8,359,989 remaining purchase availability.

LGH Amendment

On February 15, 2022, we entered into Amendment No. 1 to the Convertible Promissory Note (the “Amendment”) to the Securities Purchase Agreement dated April 5, 2021, with LGH Investments, LLC (“LGH”) with an effective date of February 1, 2022. Pursuant to the Amendment, the maturity date of the Note was extended from February 5, 2022 to May 31, 2022. As consideration, $200,000 was added to the principal amount outstanding, we issued 100,000 shares of our common stock to LGH with a value of $58,000 and we will pay down principal and interest on the Note in the amount of the lesser of 10% or $250,000 of any future capital raises, investments, donations or financings unless the Note has been converted.

Return of Shares

On February 2, 2022, 7,500,000 shares of our common stock from LBL Professional Consulting, Inc. were returned to treasury.

Agreement Amendment

We entered into an amended agreement with a consultant on January 16, 2022, and as part of the agreement, on February 9, 2022, we issued the consultant three million (3,000,000) restricted shares of the Company’s common stock valued at $0.53 per share. The agreement includes a lock-up - leak out provision.

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

Recent Funding

Donation

In January 2022, we received a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. These funds were recorded as Other income in our Statements of Operations and will be used to progress the Phase 1 human clinical trials for drug candidate PRV-002 for the treatment of concussion

Promissory Notes

On December 21, 2021 and December 22, 2021, we entered into a total of five Promissory Notes (the “Notes”) with three of our directors and two officers.

Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. The Notes bear interest at 8% per annum and are due March 31, 2022.

LPC Securities Purchase Agreement

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we received $250,000 in cash from LPC and LPC received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

LPC Purchase Agreement Draws

During the six months ended January 31, 2022, LPC purchased a total of 974,482 shares of our common stock for total proceeds of $367,035 pursuant to the August 14, 2020 LPC Purchase Agreement. As of January 31, 2022, LPC had purchased a total of 3,127,808 shares of our common stock pursuant to the agreement and remaining purchase availability was $8,411,489 and remaining shares available were 16,143,556.

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

Going Concern

See Note 1 of Notes to Financial Statements.

Impact of COVID-19

The COVID-19 global pandemic has had an unfavorable impact on our business operations. The pandemic has impacted our ability to get financing, engage third-party vendors and the timing of our clinical trial in Australia. In addition, the COVID-19 outbreak has adversely affected the U.S. and global economies and financial markets, which may result in a long-term economic downturn that could negatively affect future performance and our ability to secure additional debt or equity funding.

Significant Accounting Policies and Use of Estimates

During the six months ended January 31, 2022, there were no significant changes to our significant accounting policies and estimates are described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2021, which was filed with the Securities and Exchange Commission on October 29, 2021.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three or six month periods ended January 31, 2022 or 2021. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended January 31,		$	%
	2022	2021	Change	Change
Research and development expense	$460,723	$42,619	$418,104	981%
General and administrative expense	1,515,241	591,173	924,068	156%
Loss from operations	(1,975,964)	(633,793)	(1,342,171)	212%
Interest expense	(208,767)	(235,507)	(26,740)	11%
Other income, net	492,018	–	492,018	100%
Net loss	$(1,692,713)	$(869,299)	$(872,414)	95%
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	100%

	Six Months Ended January 31,		$	%
	2022	2021	Change	Change
Research and development expense	$783,227	$42,619	$740,608	1738%
General and administrative expense	2,622,126	1,116,442	1,505,684	135%
Loss from operations	(3,405,353)	(1,159,061)	(2,246,292)	194%
Interest expense	(425,709)	(421,753)	3,956	(1%	)
Other income, net	492,075	–	492,075	100%
Net loss	$(3,338,987)	$(1,580,814)	$(1,758,173)	111%
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.02)	100%

Research and Development Expense

Our Research and development expense includes expenses related to our current projects and include, clinical research, design and manufacturing, formulation, regulatory and consultants. The increases in Research and development were due to expenses related to our PRV-002 drug device combination. Research and development expense was offset in the three and six month periods ended January 31, 2022 by research and development rebates from the government of Australia in the amount of $6,219 and $220,339, respectively, for clinical work performed in Australia related to our Phase 1 human trial for safety and efficacy for the treatment of concussed individuals.

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The increases in General and administrative expense were due to the following:

	Three months ended January 31, 2022 compared to three months ended January 31, 2021	Six months ended January 31, 2022 compared to six months ended January 31, 2021
Increase (decrease) in:
Board and stock expense	$397,081	$797,405
Business development and investor relations	(62,580)	26,610
Consulting fees	(8,450)	(21,824)
Financing fees	(46,806)	(36,693)
Insurance expense	11,826	36,765
Legal and professional fees	48,884	(59,179)
Wages	576,558	741,882
Other	7,555	20,718
	$924,068	$1,505,684

The increases in board and stock expense were due to the vesting of restricted stock units and the increases in wages was due to the bonus granted to our executive officers in 2022.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Weighted average debt outstanding	$1,354,619	$703,207	$1,315,217	$861,876
Weighted average interest rate	7.9%	8.9%	8.1%	8.9%

The increases in interest expense for the three and six-month periods ended January 31, 2022 compared to the same periods of 2021 were due to LGH and Tysadco investments in April 2021 and October 2021, respectively, and the issuance of promissory notes in December 2021.

Other Income, net

Other income, net includes a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation and foreign exchange gains and losses related to invoices denominated and paid in foreign currencies.

Net Loss

Net loss increased in the three and six months ended January 31, 2022, compared to the same periods of the prior year due to increased research and development expense, general and administrative expense and interest expense as discussed above.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Six Months Ended January 31,
	2022	2021
Net cash used in operating activities	$(1,584,793)	$(614,406)
Net cash used in investing activities	(45,220)	–
Net cash provided by financing activities	1,204,766	614,526

To date, we have financed our operations primarily through debt financing and sales of our common stock. Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, we may need to suspend the creation of new products until market conditions improve.

Cash used in investing activities in the first six months of fiscal 2022 were primarily for a patent related to our PRV-002 drug device combination.

Debt

The following notes payable were outstanding:

January 31, 2022
Note issued to Labrys due August 14, 2021 with an interest rate of 12%	$–
Convertible note issued to LGH due February 5, 2022 with an interest rate of 8.0% and convertible at $1.00 per share(1)	1,050,000
Promissory notes issued to officers and directors due March 31, 2022 with an interest rate of 8.0%	125,000
Tysadco convertible promissory note payable due March 1, 2022 with an interest rate of 8.0% and convertible at $0.30 per share(2)	250,000
Unamortized debt discount and closing costs	(11,686)
$1,413,314

(1)	Effective February 1, 2022, the maturity date of this note was extended to May 31, 2022 and $200,000 was added to the principal. See Note 13 of Notes to Financial Statements for additional information.
(2)	As of March 15, 2022, the loan has not been repaid or converted.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of January 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below, our disclosure controls and procedures were not effective.

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

There have been no material changes during the six months ended January 31, 2022 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2021. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2021 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1*	Form of Promissory Note dated December 2021 between Odyssey Group International Inc. and various officers and directors. Incorporated by reference to Form 8-K filed with the SEC on December 27, 2021.
10.2	Amendment No. 1 to Convertible Promissory Note with LGH Investments, LLC dated February 15, 2022. Incorporated by reference to Form 8-K filed with the SEC on February 18, 2022.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

* Management or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2022.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

