Form 10-Q
period 2022-04-30
Odyssey Health, Inc.
filed 2022-06-14
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from            to             ..

Commission File No. 000-56196

____________________________________

Odyssey Health, Inc.

(Formerly known as Odyssey Group International, Inc.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

84,609,444 shares of common stock, par value $.001 per share, outstanding as of June 14, 2022.

ODYSSEY HEALTH, INC.

(FORMERLY KNOWN AS ODYSSEY GROUP INTERNATIONAL, INC.)

FORM 10-Q

For the Quarter Ended April 30, 2022

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Odyssey Health, Inc.

(Formerly known as Odyssey Group International, Inc.)

Balance Sheets

(Unaudited)

	April 30,	July 31,
	2022	2021
Assets
Current assets:
Cash	$266,300	$556,584
Prepaid expenses and other current assets	308,790	53,535
Total current assets	575,090	610,119

Property and equipment, net of accumulated depreciation of $3,310 and $2,896	–	414
Intangible assets, net of accumulated amortization of $1,206 and $0	44,014	–
Total assets	$619,104	$610,533

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,057,956	$1,224,783
Accrued wages	823,220	259,487
Accrued interest	133,437	32,351
Asset purchase liability	1,123,090	1,125,026
Notes payable, net of unamortized debt discount and closing costs of $88,863 and $351,030	1,561,137	736,240
Total current liabilities	4,698,840	3,377,887

Total liabilities	4,698,840	3,377,887

Commitments and contingencies (Note 5)	–	–

Shareholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized 82,876,872 and 88,559,978 shares issued and outstanding	82,878	87,191
Additional paid-in-capital	48,009,467	42,879,278
Accumulated deficit	(52,172,081)	(45,733,823)
Total stockholders' deficit	(4,079,736)	(2,767,354)
Total liabilities and stockholders' deficit	$619,104	$610,533

The accompanying notes are an integral part of these financial statements.

Odyssey Health, Inc.

(Formerly known as Odyssey Group International, Inc.)

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2022	2021	2022	2021

Research and development	$63,139	$565,764	$846,366	$608,383
General and administrative expense	2,803,397	2,088,556	5,425,523	3,204,997
In-process research and development	–	9,440,000	–	9,440,000
Loss from operations	(2,866,536)	(12,094,320)	(6,271,889)	(13,253,380)

Interest expense	(232,686)	(357,370)	(658,395)	(779,124)
Other income, net	(49)	50,000	492,026	50,000
Net loss and comprehensive loss	$(3,099,271)	$(12,401,690)	$(6,438,258)	$(13,982,504)

Basic net loss per share	$(0.04)	$(0.13)	$(0.07)	$(0.15)
Diluted net loss per share	$(0.04)	$(0.13)	$(0.07)	$(0.15)

Shares used for basic net loss per share	83,948,500	93,382,540	88,843,353	93,135,527
Shares used for diluted net loss per share	83,948,500	93,382,540	88,843,353	93,135,527

The accompanying notes are an integral part of these financial statements.

Odyssey Health, Inc.

(Formerly known as Odyssey Group International, Inc.)

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2021	87,191,168	$87,191	$42,879,278	$(45,733,823)	$(2,767,354)
Stock-based compensation	–	–	533,105	–	533,105
Common stock issued in debt financing	200,000	200	17,518	–	17,718
Common stock issued in equity financings	3,974,482	3,974	863,061	–	867,035
Return of reserved shares	(350,000)	(350)	350	–	–
Net loss	–	–	–	(1,646,274)	(1,646,274)
Balances, October 31, 2021	91,015,650	91,016	44,293,312	(47,380,097)	(2,995,769)
Stock-based compensation	–	–	511,310	–	511,310
Return of shares to treasury	(8,309,578)	(8,309)	8,309	–	–
Net loss	–	–	–	(1,692,713)	(1,692,713)
Balances, January 31, 2022	82,706,072	82,707	44,812,931	(49,072,810)	(4,177,172)
Stock-based compensation	–	–	430,726	–	430,726
Common stock issue in connection with Prevacus milestone	1,000,000	1,000	(1,000)		–
Common stock issued for consulting services	3,000,000	3,000	1,607,000	–	1,610,000
Vesting of RSUs	500,000	500	(500)	–	–
Common stock issued in debt financing	100,000	100	50,900	–	51,000
Common stock issued in equity financings	3,070,800	3,071	1,101,910	–	1,104,981
Return of shares to treasury	(7,500,000)	(7,500)	7,500	–	–
Net loss	–	–	–	(3,099,271)	(3,099,271)
Balances, April 30, 2022	82,876,872	$82,878	$48,009,467	$(52,172,081)	$(4,079,736)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2020	88,559,978	$88,560	$28,110,689	$(28,850,728)	$(651,479)
Conversion of convertible note payable	214,000	214	106,786	–	107,000
Stock-based compensation	–	–	130,301	–	130,301
Common stock issued in debt financing	420,000	420	196,980	–	197,400
Common stock issued in equity financing	1,396,224	1,396	248,604	–	250,000
Stock forfeited	(20,000)	(20)	–	–	(20)
Warrants issued in connection with debt and equity financings	–	–	128,333	–	128,333
Net loss	–	–	–	(711,514)	(711,514)
Balances, October 31, 2020	90,570,202	90,570	28,921,693	(29,562,242)	(549,979)
Common stock issued for services	540,000	540	69,460	–	70,000
Stock-based compensation	–	–	111,728	–	111,728
Common stock issued to LGH in connection with debt financing	300,000	300	83,700	–	84,000
Common stock issued to LPC in connection with equity financing	200,000	200	34,880	–	35,080
Beneficial conversion feature of LGH financing	–	–	19,780	–	19,780
Warrants issued in connection with debt and equity financings	–	–	82,720	–	82,720
Net loss	–	–	–	(869,300)	(869,300)
Balances, January 31, 2021	91,610,202	91,610	29,323,961	(30,431,542)	(1,015,971)
Common stock issued for services	100,000	100	123,150	–	123,250
Stock-based compensation	–	–	887,437	–	887,437
Common stock issued in asset purchase agreement	6,000,000	6,000	8,254,000	–	8,260,000
Conversion of convertible note debt financing	298,165	298	245,802	–	246,100
Conversion of convertible note debt financing in connection with LGH	594,000	594	88,506	–	89,100
Common stock issued in equity financing	1,485,834	1,486	1,213,014	–	1,214,500
Common stock issued in connection with LPC share purchase	1,350,904	1,351	1,185,044	–	1,186,395
Common stock issued in connection with LGH financing	100,000	100	40,865	–	40,965
Warrants issued in connection with debt financings	–	–	423,003	–	423,003
Net loss	–		–	(12,401,690)	(12,401,690)
Balances, April 30, 2021	101,539,105	$101,539	$41,784,782	$(42,833,232)	$(946,911)

The accompanying notes are an integral part of these financial statements.

Odyssey Health, Inc.

(Formerly known as Odyssey Group International, Inc.)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(6,438,258)	$(13,982,504)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,620	5,413
Stock-based compensation	1,475,141	1,129,446
Stock issued for services	1,610,000	193,250
Amortization of beneficial conversion feature, debt discount and closing costs	555,884	593,787
In-process R& D	–	8,260,000
Financing costs paid with stock	–	169,000
Decrease in asset purchase liability	(1,936)	1,125,026
Gain on forgiveness of long-term debt	–	(50,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(255,255)	(38,333)
Increase (decrease) in accounts payable	(166,826)	69,457
Increase in accrued wages	563,733	35,170
Increase in accrued interest	101,086	29,056
Net cash used in operating activities	(2,554,811)	(2,461,232)

Cash flows from investing activities:
Purchase of patents	(45,220)	–
Net cash used in investing activities	(45,220)	–

Cash flows from financing activities:
Proceeds from notes payable	375,000	1,565,000
Principal payments made on notes payable	(37,269)	(305,470)
Financing closing costs paid with cash	–	(169,000)
Proceeds from equity financing	1,972,016	2,685,975
Net cash provided by financing activities	2,309,747	3,776,505

Increase (decrease) in cash	(290,284)	1,315,273

Cash:
Beginning of period	556,584	62,952
End of period	$266,300	$1,378,225

Supplemental disclosure of cash flow information
Cash paid for interest	$954	$30,310

Supplemental disclosure of non-cash information:
Common stock issued for debt financing commitment shares	$68,718	$197,400
Common stock issued for conversion of notes payable and related accrued interest	–	442,200
Warrants issued in connection with financings	–	634,056
Original issue discount on debt	–	169,200
Stock issued in exchange for closing costs	–	124,965
Beneficial conversion feature recognized	–	19,780

The accompanying notes are an integral part of these financial statements.

Odyssey Health, Inc.

(Formerly known as Odyssey Group International, Inc.)

Notes to Financial Statements

(Unaudited)

Note 1.       Basis of Presentation and Nature of Operations

Name Change

On December 1, 2021, we received notice that our name change to Odyssey Health, Inc. was approved by the state of Nevada, where we are incorporated.

Basis of Presentation

The accompanying financial information of Odyssey Health, Inc., f/k/a Odyssey Group International, Inc., is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of July 31, 2021, is derived from our 2021 Annual Report on Form 10-K. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K filed with the SEC on October 29, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the nine months ended April 30, 2022, from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2021.

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

Going Concern

We did not recognize any revenues for the year ended July 31, 2021, or the nine months ended April 30, 2022, and we had an accumulated deficit of $52,172,081 as of April 30, 2022. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at April 30, 2022, of $266,300 may not provide enough working capital to meet our current operating expenses through June 14, 2023.

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

If we are unable to raise additional capital by June 14, 2023, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC. Given our recurring losses, negative cash flow, and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

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

Note 3.       Intangible Assets

Intangible assets at April 30, 2022, consisted of costs related to a patent for our PRV-002 drug device combination.

Amortization expense was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Amortization expense	$754	$–	$1,206	$–

Future amortization of intangible assets is as follows:

Remainder of fiscal 2022	$754
Fiscal 2023	3,015
Fiscal 2024	3,015
Fiscal 2025	3,015
Fiscal 2026	3,015
Thereafter	31,200
$44,014

Note 4.        Asset Purchase Liability

In connection with our Asset Purchase Agreement with Prevacus in March 2021, we withheld 1,000,000 shares of our common stock with a value of $1.18 per share for an original value of $1,180,000 for payment of future Prevacus liabilities. This amount was recorded as an asset purchase liability on our Balance Sheets. The balance at April 30, 2022, and July 31, 2021, was $1,123,090 and $1,125,026, respectively.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the nine months ended April 30, 2022, or the year ended July 31, 2021.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended April 30, 2022.

Contingent Liabilities

At April 30, 2022, and July 31, 2021, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at April, 2022 and July 31, 2021 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the milestones will be met.

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

	April 30, 2022	July 31, 2021
Carrying value	$1,650,000	$1,087,270
Fair value	$1,630,618	$1,094,212

Non-Financial Assets

Non-financial assets, such as Property and equipment and Intangible assets are measured at fair value on a non-recurring basis when events or circumstances indicate that an impairment may have occurred. If we determine these assets to be impaired, they are reported at fair value as calculated during the period. No non-financial assets were recorded at fair value during the nine months ended April 30, 2022, or the fiscal year ended July 31, 2021.

Note 6.       Debt

Promissory Notes

On December 21, 2021, and December 22, 2021, we entered into a total of five Promissory Notes (the “Notes”) with three of our directors and two officers.

Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. The Notes bear interest at 8% per annum and were originally due March 31, 2022. In April 2022, the maturity date of the Notes was extended to May 31, 2022.

Tysadco Partners

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco Partners (“Tysadco”) pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and was originally due March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 shares of common stock with a relative fair value of $17,718 which is being expensed over the life of the note as a component of interest expense. The conversion rate of the note is $0.30 for a total of 990,000 shares of our common stock if converted in full, including interest.

On March 31, 2022, the SPA was amended to extend the maturity date to March 1, 2023, and, as consideration, $25,000 was added to the principal.

LGH Amendment

On April 5, 2021, we entered into a Securities Purchase Agreement with LGH Investments, LLC (“LGH”) pursuant to which we entered into a $1,050,000 face value convertible promissory note (the “Note”) which bears interest at a one-time rate of 8.0% applied to the face value of the Note. On February 15, 2022, we entered into Amendment No. 1 (the “Amendment”) to the Note with an effective date of February 1, 2022. Pursuant to the Amendment, the maturity date of the Note was extended from February 5, 2022 to May 31, 2022. As consideration, $200,000 was added to the principal amount outstanding, we issued 100,000 shares of our common stock to LGH with a value of $51,000 and we will pay down principal and interest on the Note in the amount of the lesser of 10% or $250,000 of any future capital raises, investments, donations or financings unless the Note has been converted. The conversion rate of the Note is $1.00 per share for a total of 1,336,000 shares of our common stock if converted in full, including interest.

Notes Payable

The following notes payable were outstanding:

	April 30, 2022	July 31, 2021
Note issued to Labrys due August 14, 2021 with an interest rate of 12%	$–	$37,270
Convertible note issued to LGH due May 31, 2022 with a fixed interest rate of 8.0% over the term of the note (annual interest rate of 12.1%) and convertible at $1.00 per share	1,250,000	1,050,000
Promissory notes issued to officers and directors due September 30, 2022 with a fixed interest rate of 8.0% per annum (see Note 13)	125,000	–
Tysadco convertible promissory note payable due March 1, 2023 with a fixed interest rate of 8.0% over the term of the note (annual interest rate of 15.2%) and convertible at $0.30 per share	275,000	–
	1,650,000	1,087,270
Unamortized debt discount and closing costs	(88,863)	(351,030)
	$1,561,137	$736,240

Note 7.       Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At our annual stockholder meeting held September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan (the “2021 Plan”). The purpose of the Amended and Restated 2021 Omnibus Stock Incentive Plan is to enable us to recruit and retain highly qualified employees, directors and consultants and to provide incentives for productivity and the opportunity to share in the our growth and value. Subject to certain adjustments, the maximum number of shares of common stock, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, cash or other stock-based awards that may be issued under the Amended and Restated 2021 Omnibus Stock Incentive Plan is 20,000,000. At April 30, 2022, 17,725,000 shares remained available for future awards and 20,000,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan.

Stock Options

Stock option activity during the nine months ended April 30, 2022, was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2021	1,050,000	$1.22
Options issued	1,225,000	0.45
Options outstanding at April 30, 2022	2,275,000	0.80

Restricted Stock Units (“RSUs”)

RSU activity during the nine months ended April 30, 2022, was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at July 31, 2021	4,396,819	$1.09
RSUs issued	1,500,000	0.45
RSUs vested	(2,792,943)	0.61
RSUs outstanding at April 30, 2022	3,103,876	0.28

On September 14, 2021, following the annual stockholders meeting, three re-elected board members were granted 500,000 RSUs each vesting equally over 12 months at a total fair value of $675,000 based on the fair value of our stock on September 14, 2021, of $0.45 per share.

Warrants

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2021	4,739,834	$1.05
Warrants issued	3,102,066	0.59
Warrants canceled	(1,485,834)	1.50
Warrants outstanding at April 30, 2022	6,356,066	0.72

Unrecognized Compensation Costs

At April 30, 2022, we had unrecognized stock-based compensation of $283,901, which will be recognized over the weighted average remaining vesting period of 0.67 years.

Note 8.       Research and Development Rebate

On November 2, 2021, we received a research and development rebate from the government of Australia in the amount of $214,120 for clinical work performed in Australia related to our Phase 1 human trial for safety and efficacy for the treatment of concussed individuals. In addition, during the quarter ended April 30, 2022, we accrued $185,035 in Prepaid expenses and other current assets to reflect the anticipated rebate for additional expenses incurred related to the clinical trial. The rebates were accounted for as an offset to Research and development expense.

Note 9.       Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Nine Months Ended April 30,
	2022	2021
Options to purchase common stock	2,275,000	900,000
Shares issuable upon conversion of convertible notes and related accrued interest	2,326,000	1,183,691
Warrants to purchase common stock	6,356,066	3,648,334
Unvested restricted stock units	3,103,876	2,113,598
Total potentially dilutive securities	14,060,942	7,845,623

Note 10.       Common Stock

Returned Shares

On August 5, 2021, our loan with Labrys Fund, LP was repaid in full and, per the agreement, on August 6, 2021, 350,000 restricted stock shares were returned to treasury.

On December 21, 2021, Vivakor, Inc., a shareholder, returned 3,309,578 shares of our common stock and the shares were returned to treasury.

On December 29, 2021, Regal Growth, LLC, a shareholder, returned 5,000,000 shares of our common stock and the shares were returned to treasury.

On February 2, 2022, LBL Professional Consulting, Inc., a shareholder, returned 7,500,000 shares of our common stock and the shares were returned to treasury.

Shares Issuable

Pursuant to our agreement with Prevacus entered into on March 1, 2021, Prevacus earned 1,000,000 shares of our common stock upon successful first dosing in our Phase 1 clinical trial related to our PRV-002 neurosteroid concussion treatment in the quarter ended April 30, 2022. These shares have not yet been issued.

Stock Issuance

On February 9, 2022, in connection with an investor relations consulting agreement with Tysadco, we issued Tysadco 3,000,000 restricted shares of our common stock valued at $0.53 per share. The agreement includes a lock-up - leak out provision.

Reverse Split

At our 2021 annual stockholder meeting, which was held on September 14, 2021, the stockholders approved the proposal that granted the Board discretionary authority to amend our Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock. As determined by our Board, such stock split could be effected at a time and choosing of the Board. The amendment did not change the number of authorized shares of common stock or preferred stock or the relative voting power of our stockholders. The number of authorized shares will not be reduced. The number of authorized but unissued shares of our common stock will materially increase and will be available for re-issuance. We reserve the right not to effect any reverse stock split if the Board does not deem it to be in the best interests of our stockholders and the Board’s decision as to whether and when to effect the reverse stock split will be based on a number of factors, including prevailing market conditions, existing and expected trading prices for our common stock, actual or forecasted results of operations, and the likely effect of such results on the market price of our common stock.

Lincoln Park

Securities Purchase Agreement

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we received $250,000 in cash from LPC and LPC received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

LPC Purchase Agreement Draws

During the nine months ended April 30, 2022, LPC purchased a total of 1,174,482 shares of our common stock for total proceeds of $467,236 pursuant to the August 14, 2020 LPC Purchase Agreement. As of April 30, 2022, LPC had purchased a total of 4,121,610 shares of our common stock pursuant to the agreement and remaining purchase availability was $8,311,289 and remaining shares available were 15,943,556.

Tysadco Partners

On October 18, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

LGH

In connection with an amendment to the LGH Note, we issued LGH 100,000 shares of our common stock with a value of $51,000. See Note 6 above for additional information.

Private Placement

On February 2, 2022, we entered into an agreement to raise money through a private investment in a public entity (“PIPE”). We offered up to 14,285,714 Units (the “Units”), each Unit consisting of one share of our common stock (the “Shares”) and one-half of an accompanying warrant (the “Investor Warrants”) exercisable for one share of our common stock. The Units will be sold at a price of $0.35 per Unit (the “Offering”). The Investor Warrants have a term of five years and are exercisable at a price of $0.70 per share and, in certain circumstances, may be exercised on a cashless basis. The Share and Investor Warrant comprising each Unit are immediately separable and will be issued separately.

The Offering is made on a “Minimum” basis, meaning a minimum amount of money must be raised. The minimum amount of 1,000,000 was raised effective April 14, 2022. Accordingly, we issued a total of 2,870,800 Units, consisting of 2,870,800 Shares and 1,435,400 Investor Warrants for gross proceeds to us of $1,004,780. Net proceeds after deducting commissions and fees were $849,302.

In connection with the Offering, we paid Laidlaw & Company (UK) Ltd. (“Laidlaw”), our introducing broker, 10% of the proceeds, or $100,478 in cash, as a finder fee. At the final closing of the Offering, we are obligated to issue Laidlaw warrants equal to 10% of the Shares sold in the Offering, including any common stock issued or issuable. The Warrants will have an exercise price equal to the lowest price per share of the share of common stock issued or issuable to investors in the offering and will expire in five years. The Laidlaw warrants will include cashless exercise provisions.

We are required to file a registration statement for resale of all shares issued or issuable in connection with the Offering within 60 days of the final closing of the Offering. Failure to file a registration statement for the resale of the shares would require us to pay to the purchasers, in cash, as partial liquidated damages and not as a penalty, by reason of any such delay in or reduction of its ability to sell the Securities, an amount in cash equal to one and one-half percent (1.5%) of the aggregate subscription amount of such purchaser’s securities on the day of failure to file the registration statement and on every thirtieth (30th) day (pro rated for periods totaling less than thirty days) thereafter until the earlier of (a) the date such filing is cured and (b) such time that such the filing is no longer required  for the purchasers to transfer the shares and warrant shares pursuant to Rule 144. The payments shall bear interest at the rate of eighteen percent (18%) per month (prorated for partial months) until paid in full.

Note 11.        Related Party Transactions

Due to Officers

The following amounts were due to our officers for reimbursement of expenses and were included in Accounts payable on our Balance Sheets:

	April 30, 2022	July 31, 2021
Joseph M. Redmond, CEO	$5,795	$2,568
Christine Farrell, CFO	130	–
	$5,925	$2,568

The amount of unpaid salary and bonus due to our officers was included in Accrued wages on our Balance Sheets and was as follows:

	April 30, 2022	July 31, 2021
Joseph M. Redmond, CEO	$646,391	$183,846
Christine Farrell, CFO	96,971	–
	$743,361	$183,846

On January 31, 2022, the Compensation Committee and our full Board approved the 2021 bonus plan. Pursuant to the plan, Mr. Redmond received a $360,000 bonus and Ms. Farrell received a $40,000 bonus based upon meeting fund raising goals. The bonuses will be paid when funds are available and are included in the amounts disclosed in the above table.

See also Note 6 for a discussion of $25,000 Promissory Notes payable to officers and directors.

Note 12.       Donation Received

On January 5, 2022, we received a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. These funds were recorded as Other income in our Statements of Operations and will be used to progress the Phase 1 human clinical trials for drug candidate PRV-002 for the treatment of concussion.

Note 13.        Subsequent Events

On May 3, 2022, the second and final closing of the PIPE occurred, pursuant to which we issued one 1,187,572 Units, consisting of 1,187,572 shares of our common stock and warrants to purchase 593,786 shares of our common stock for which we received $415,650 in gross proceeds. As part of the closing, we issued Laidlaw 608,755 warrants with an exercise prices of $0.35 per share with a five-year cashless exercise.

In June 2022, the maturity date of the promissory notes outstanding to our officers and directors was extended to September 30, 2022.

In June 2022, the maturity date of the LGH Note was extended to August 30, 2022. As consideration, the Note conversion price changed to twenty cents ($0.20) per common share.

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

Recent Funding

Private Placement

On February 2, 2022, we entered into an agreement to raise money through a private investment in a public entity. We offered up to 14,285,714 Units (the “Units”), each Unit consisting of one share of our common stock (the “Share”) and one-half of an accompanying warrant (the “Investor Warrants”) exercisable for one share of our common stock. The Units will be sold at a price of $0.35 per Unit (the “Offering”).

To date, we have issued a total of 4,058,372 Units for gross proceeds to us of $1,420,430. No additional sales will be made pursuant to this agreement.

See Notes 10 and 13 of Notes to Financial Statements for additional information.

Donation

In January 2022, we received a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. These funds were recorded as Other income in our Statements of Operations and will be used to progress the Phase 1 human clinical trials for drug candidate PRV-002 for the treatment of concussion

Promissory Notes

On December 21, 2021, and December 22, 2021, we entered into a total of five Promissory Notes (the “Notes”) with three of our directors and two officers.

Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. The Notes bear interest at 8% per annum and are due March 31, 2022. The notes have been extended to September 30, 2022.

LPC Securities Purchase Agreement

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we received $250,000 in cash from LPC and LPC received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

LPC Purchase Agreement Draws

During the nine months ended April 30, 2022, LPC purchased a total of 1,174,482 shares of our common stock for total proceeds of $467,236 pursuant to the August 14, 2020, LPC Purchase Agreement. As of April 30, 2022, LPC had purchased a total of 4,121,610 shares of our common stock for total proceeds of $1,938,711 and remaining purchase availability was $8,311,289 and remaining shares available were 15,943,556.

Tysadco Partners

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco Partners (“Tysadco”) pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and had an original maturity date of March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 shares of common stock with a fair value of $17,718 which is being expensed over the life of the note as a component of interest expense. The conversion rate of the note is $0.30 for a total of 900,000 shares of our common stock if converted in full, including interest.

On March 31, 2022, the SPA was amended to extend the maturity date to March 1, 2023, and, as consideration, $25,000 was added to the principal.

On October 18, 2021, we entered into a Securities Purchase Agreement with Tysadco pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

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

Significant Accounting Policies and Use of Estimates

During the nine months ended April 30, 2022, there were no significant changes to our significant accounting policies and estimates are described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2021, which was filed with the Securities and Exchange Commission on October 29, 2021.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three or nine-month periods ended April 30, 2022 or 2021. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	For the Three Months Ended April 30,		$	%	For the Nine Months Ended April 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Research and development	$63,139	$565,764	$(502,625)	-89%	$846,366	$608,383	$237,983	39%
General and administrative expense	2,803,397	2,088,556	714,841	34%	5,425,523	3,204,997	2,220,526	69%
In-process research and development	–	9,440,000	(9,440,000)	-100%	–	9,440,000	(9,440,000)	-100%
Loss from operations	(2,866,536)	(12,094,320)	9,227,784	-76%	(6,271,889)	(13,253,380)	6,981,491	-53%
			–				–
Interest expense	(232,686)	(357,370)	124,684	-35%	(658,395)	(779,124)	120,729	-15%
Other income (expense), net	(49)	50,000	492,024	0%	492,026	50,000	442,026	0%
Net loss and comprehensive loss	$(3,099,271)	$(12,401,690)	$9,302,419	-75%	$(6,438,258)	$(13,982,504)	$7,544,246	-54%

Basic and diluted net loss per share	$(0.04)	$(0.13)	$0.09	-72%	$(0.07)	$(0.15)	$0.08	-52%

Shares used for basic and diluted net loss per share	83,948,500	93,382,540	(9,434,040)	-10%	88,843,353	93,135,527	(4,292,174)	-5%

Research and Development Expense

Our Research and development expense includes expenses related to our current projects and include, clinical research, design and manufacturing, formulation, regulatory and consultants.

	Three months ended April 30, 2022 compared to three months ended April 30, 2021	Nine months ended April 30, 2022 compared to nine months ended April 30, 2021
Increase (decrease) in:
Consultants	$(54,300)	$75,538
Drug development	(378,518)	102,233
Phase 1 clinical trial	204,963	400,888
Australian research and development rebate	(185,035)	(425,126)
Prototype phase	(92,510)	67,325
Regulatory	2,775	17,125
	$(502,625)	$237,983

The decrease in consultants for the three months ended April 30, 2022, compared to the same period of the prior year was the result of the completion of several phases of research and development related primarily to PRV-002.

The decrease in drug development expenses for the three months ended April 30, 2022, compared to the same period of the prior year was the result of completion of initial drug development for PRV-002 in the second quarter of fiscal 2022.

The increases in Phase I clinical trial expenses for the three and nine months ended April 30, 2022, compared to the same periods of the prior year were the result of increased study costs as the trial progresses.

The decrease in prototype phase expenses for the three months ended April 30, 2022, compared to the same period of the prior year was the result of completion of Phase 1 prototype costs for the PRV-002 device used in the clinical trials in the second quarter of fiscal 2022.

The increases in consultants, drug development and Phase 1 clinical trial expense for the nine months ended April 30, 2022, compared to the same period of the prior year were the result of expenses incurred to develop the drug and start the Phase 1 clinical trial with PRV-002.

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The changes in General and administrative expense were due to the following:

	Three months ended April 30, 2022 compared to three months ended April 30, 2021	Nine months ended April 30, 2022 compared to nine months ended April 30, 2021
Increase (decrease) in:
Board and stock expense	$(459,212)	$338,193
Business development and investor relations	1,120,625	1,150,786
Consulting fees	5,505	(16,319)
Financing fees	68,582	31,889
Insurance expense	10,478	47,243
Legal and professional fees	(8,352)	(67,531)
Wages	(18,658)	723,225
Other	(4,127)	13,040
	$714,841	$2,220,526

The increases in business development and investor relations in both periods related to the 3,000,000 shares of our common stock with a value of $1,610,000 issued to a consultant for investor relations, partially offset by decreases in non-recurring investor relations expense.

The decrease in board and stock expense for the three months ended April 30, 2022, compared to the same period of the prior year was due to the lower price of our common stock on the date grants were issued, resulting in lower stock-based compensation.

The decrease in wages for the three months ended April 30, 2022, compared to the same period of the prior year was due to a $20,000 signing bonus issued in the prior year quarter.

The increase in board and stock expense for the nine months ended April 30, 2022, compared to the same period of the prior year was due to the higher price of our common stock on the date grants were issued, resulting in higher stock-based compensation.

The increase in wages in the nine-month period ended April 30, 2022, compared to the same period of the prior year was due to bonuses totaling $400,000 granted to our executive officers in the 2022 period and additional employees hired in the third quarter of 2021.

In-Process Research and Development

In-process research and development in the three and nine month periods ended April 30, 2021, related to the Prevacus Asset Purchase Agreement that closed on March 1, 2021.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Weighted average debt outstanding	$1,630,618	$573,977	$1,401,545	$532,667
Weighted average interest rate	12.3%	8.90%	11.2%	8.90%

The increases in interest expense for the three and nine-month periods ended April 30, 2022, compared to the same periods of 2021 were due to LGH and Tysadco notes issued in April 2021 and October 2021 and amended in February and March 2022, respectively, and the issuance of promissory notes in December 2021.

Other Income, net

Other income, net in the nine-month period ended April 30, 2022, includes a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation and foreign exchange gains and losses related to invoices denominated and paid in foreign currencies. Other income, net in the 2021 periods represents the forgiveness of our SBA Paycheck Protection Program Loan.

Net Loss

Net loss decreased in the three and nine months ended April 30, 2022, compared to the same periods of the prior year due to the in-process research and development charge in the prior year periods, partially offset by increased research and development expense, general and administrative expense and interest expense in the current year periods as discussed above.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Nine Months Ended April 30,
	2022	2021
Net cash used in operating activities	$(2,554,811)	$(2,461,232)
Net cash used in investing activities	45,220	–
Net cash provided by financing activities	2,309,747	3,776,505

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

Cash used in investing activities in the first nine months of fiscal 2022 were for a patent related to our PRV-002 drug device combination.

Debt

The following notes payable were outstanding:

April 30, 2022
Convertible note issued to LGH due May 31, 2022 with a fixed interest rate of 8.0% over the term of the note (annual interest rate of 12.1%) and convertible at $1.00 per share	$1,250,000
Promissory notes issued to officers and directors due September 30, 2022 with a fixed interest rate of 8.0% per annum (see Note 13)	125,000
Tysadco convertible promissory note payable due March 1, 2023 with a fixed interest rate of 8.0% over the term of the note (annual interest rate of 15.2%) and convertible at $0.30 per share	275,000
1,650,000
Unamortized debt discount and closing costs	(88,863)
$1,561,137

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, management identified the following material weaknesses in internal control over financial reporting:

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

There have been no material changes during the nine months ended April 30, 2022 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2021. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2021 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Form of Subscription Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders.
10.2	Form of Stock Purchase Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders.
10.3	Form of Warrant Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders.
10.4	Form of Registration Rights Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders.
10.5	Form of Amendment to Promissory Note dated April 20, 2022 between Odyssey Health, Inc. and various officers and directors.
10.6	Amendment to Convertible Promissory Note dated March 31, 2022 between Odyssey Health, Inc. and Tysadco Partners, LLC. Incorporated to Exhibit 10.1 to Form 8-K filed April 14, 2022.
10.7	Amendment to Convertible Promissory Note dated February 1, 2022 between Odyssey Health, Inc. and LGH Investments, LLC. Incorporated to Exhibit 10.1 to Form 8-K filed February 18, 2022.
10.8	Form of Amendment to Promissory Note dated June 4, 2022 between Odyssey Health, Inc. and various officers and directors.
10.9	Amendment to Convertible Promissory Note dated June 10, 2022 between Odyssey Health, Inc. and LGH Investments, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* Management or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 14, 2022.

ODYSSEY HEALTH, INC.
(f/k/a ODYSSEY GROUP INTERNATIONAL, INC.)

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

