Form 10-K
period 2022-07-31
Odyssey Health, Inc.
filed 2022-10-31
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             ..

Commission File No. 333-200785

ODYSSEY HEALTH, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-1022125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, NV 89102

(702) 780-6559

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price ($0.51) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (January 31, 2022).	$31,821,019

Number of shares of common stock outstanding as of October 31, 2022	71,994,154

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ODYSSEY HEALTH, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2022

i

ODYSSEY HEALTH, INC.

PART I

Item 1.	Business

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I—“Risk Factors.”

Odyssey Health, Inc. was formed as a Nevada corporation in March 2014. Our principal executive offices are located at 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, Nevada, 89102. The registration statement effectuating our initial public offering became effective in July 2015.

Our shares of common stock are listed on the OTCPink Marketplace (“OTC”) and there is currently very little public market for our common stock.

As used herein, when we refer to “Odyssey”, “ODYY,” the “Company,” “our Company,” “we,” “us” and “our,” we mean Odyssey Health, Inc., a Nevada corporation, unless the context indicates otherwise.

General

Odyssey is a publicly held holding company focused on acquiring and developing medical products. We are developing technologies that have a technological advantage, superior clinical utility, and a substantial market opportunity within significant target markets across the globe. The corporate mission is to create or acquire distinct technologies and intellectual property with an emphasis on acquisition targets that will generate positive cash flow. Our leadership team has significant experience and capabilities to commercialize our technologies and submit them to the appropriate regulatory agencies for marketing approval.

Our business model is to develop or acquire unique medical-related products, engage third parties to assist in the development and manufacturing of such products, and then distribute the products through various distribution channels, including third parties. We own potentially life-saving technologies: the CardioMap® heart monitoring and screening device; the Save A Life choking rescue device; and PRV-002 which is a unique neurosteroid drug compound intended to treat mild traumatic brain injuries also known as concussions. We on fifty percent of another unique neuro-steroid, PRV-001, intended to treat rare brain disorders. To date, none of our product candidates has received regulatory clearance or approval for commercial sale.

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

Our Growth Strategy

If the FDA clears or approves our product candidates to be marketed commercially, we intend to enter into agreements with qualified distributors throughout the United States. A similar approach will be pursued if our product candidates are cleared or approved for marketing outside of the United States. We intend to require such distributors to pay us an initial license fee, as well as royalties based on gross sales. Retaining exclusivity, will be based on a mutually agreeable semi-annual or quarterly sales minimum. We have determined to focus on international growth because, generally, such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

Our objective is to grow revenue through marketing and sales of each of our product candidates, CardioMap® and Save a Life, and the two neuro-steroids, PRV-002 and PRV-001 if they gain regulatory approvals. Although no assurances can be given, management anticipates company growth from the following areas:

1)	Distribution or License Agreements. In most cases, we will enter into distribution agreements with companies who have sales professionals with experience selling through a variety of sales methods. These distribution agreements will allow us to more quickly achieve sales and revenue in the health products industries.

2)	Generate revenues from sales of CardioMap® and Save a Life. When approved for sale by regulatory agencies we intend to market our products through third party distributors and through our own efforts.

3)	Identify and develop our products for additional proprietary uses. When funding allows, we intend to pursue development of CardioMap® technology for use in other areas of the human body, such as the brain, liver and kidney. We also intend to utilize our proprietary nasal delivery system to deliver other drugs to the brain to treat brain related medical issues.

4)	The development and acquisition of new products. We intend to pursue development and acquisition of other product candidates and market any new products, if cleared or approved. We intend, as capital resources permit, to develop such opportunities if and when they present themselves.

5)	Seek partners to assist in the further development of our drug device combination products. We intend to seek partners to assist with the further development and clinical trials of both PRV-001 and PRV-002. Partnerships could be in the form of government grants or from industry pharmaceutical companies who have an interest in brain related drug therapies.

We currently have no products authorized for commercial distribution in either the United States, Europe or any other country. We have development programs for devices and pharmaceutical drugs, which are in various stages of development. Currently we are only funding the development of PRV-002 intended to treat concussion. Due to funding constraints and market conditions the CardiMap® and the choking rescue device programs have been suspended. All of our products require regulatory clearance or approvals and we cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency. FDA clearance or approval to market the products will be required to sell in the United States.

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

FDA cleared or approved, CardioMap® could provide a better level of diagnosis with its improved sensitivity levels that can detect early warning signs that would normally be invisible with standard ECG devices. The system could dramatically cut the costs associated with the detection of ischemic heart disease and will prove to be an invaluable testing device for cardiologists, physicians, clinics, hospitals, the fitness industry, sports teams, emergency facilities and general public. CardioMap® was developed by VE Science Technology LLC, from whom we have purchased the product rights. We have a working model of the device and associated software and plan to further develop the technology for clinical trials and a 510K FDA submission when funding is secured. To sell, market and distribute the CardioMap® product, clearance or approval from the FDA is required. Such clearance or approval has not been obtained at this time.

Product Development Plan:

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	Complete	Q2 2023	Q3 2023

This product development plan is an estimate only. The Product Development Plan is subject to change based on our ability to fund the program, technical risks and regulatory approvals.

About Save-a-Life®

In July 2019, we purchased all intellectual property including two patents for the choking rescue device: patent Number RE45, 535 E, and patent Number 8,454,624 B2. The Save a Life® (“SAL”) choking rescue device is currently in development and is designed to be a safe, and easy-to-use device for removing a lodged mass from the throat of a choking victim. The device includes a pump for creating a vacuum chamber, which is connected seamlessly with a replaceable/disposable mouthpiece. In an emergency, the SAL may be easily inserted into the victim’s mouth, which depresses the tongue providing a clear application. By pressing an activation button on the device, the internal pump is intended to deliver the appropriate amount of instantaneous vacuum to dislodge the mass without harm or damage to the person. The application is intended to be instantly effective as the device will be operational and effective in a matter of seconds. To sell, market and distribute the Save-a-Life product, clearance or approval from the FDA is required. Clinical trials for the device will be conducted on anatomically correct models to demonstrate device performance. The regulatory pathway is expected to be a 510k submission to the FDA once successful clinical data is obtained. FDA clearance or approval has not been obtained at this time. The Development Plan for the Save-a-Life is below.

Product Development Plan::

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	Complete	Q2 2023	Q3 2023

This product development plan is an estimate only and is subject to change based on funding, technical risks, the clinical pathway and regulatory approvals.

About the neurosteroid PRV-001

The neurosteroid, PRV-001, is intended to improve function and lifespan in pediatric disorders where Central Nervous System (CNS) de-myelination and cell death is widespread in the cortex, subcortical nuclei, brainstem, and cerebellar regions. PRV-001, a new chemical entity, is designed to work through gene amplification to simultaneously remove intra-neuronal debris while promoting antioxidant capacity and myelin repair/cell proliferation. Disorders like Nieman Pick Type C disease are multi-faceted in their pathology and require a treatment that can work at many levels to stop progression. The chemical compound for the neurosteroid being developed has completed an initial safety study in rats. Results of preclinical studies suggest that PRV-001 may improve neuromotor, cognitive and mental performance. To market the PRV-001 neurosteroid, further development and clinical studies are required. PRV-001 will also require approval by the FDA to be sold in the United States.

Per our agreement with Prevacus, Inc. a Tallahassee, Florida based biotech company, we have fifty percent (50%) ownership in the drug compound and associated intellectual property. The original agreement also called for a joint venture to be created by the two companies. The term to create the joint venture has expired and a joint venture is no longer planned. The United States Patent and Trademark Office issued patents covering methods of PRV-001 synthesis.

Product Development Plan for PRV-001:

Pre-clinical Animal Studies	Phase 1a	Phase 1b	Phase 2	Phase 3	FDA Submission
Q1 2023	Q3 2023	Q1 2024	Q3 2024	Q3 2025	Q3 2026

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

About the neurosteroid PRV-002

On March 1, 2021, Odyssey Health, Inc. purchased one hundred percent (100%) of the drug compound PRV-002 from Prevacus, Inc. PRV-002 is a fully synthetic, non-naturally occurring neurosteroid being developed for the treatment of mTBI (concussion). Results of preclinical studies suggest that PRV-002 has an equivalent, and potentially superior, neuroprotective effects compared to related neurosteroids. In animal models of mild brain injury PRV-002 reduced the behavioral pathology associated with brain injury symptoms such as short-term memory loss, depression/anxiety-like behavior, and motor-sensory impairment. The drug is administered through the nasal passage from a novel device. PRV-002 is lipophilic and can cross the blood-brain barrier thus supporting its potential to rapidly eliminate swelling, oxidative stress, and inflammation in the brain while restoring proper blood flow through gene amplification.

The drug has completed toxicology studies in rat and dog. Studies show that PRV-002 has a safety margin over 200X its predicted efficacious dose. PRV-002 to date has been shown to be stable up to 104 degrees for 18-months. The drug candidate is spray-dry manufactured into a powder and filled into the intranasal device. The device is lightweight and easy to use in the field. Odyssey’s novel intranasal device is breath-propelled causing the soft palate to close in the back of the nasopharynx. This mechanism traps PRV-002 in the nasal cavity allowing for a more abundant and faster drug availability in the traumatized brain. Safety studies have established a dosing regimen of 2X/day for fourteen (14) days. The Phase I clinical trial was performed in Melbourne, Australia with a Contract Research Organization (CRO), Avance Clinical Pty Ltd and Nucleus Network Pty Ltd. The country of Australia provides a greater than twenty six percent (26%) currency exchange advantage and a forty-three and one half percent (43.5%) rebate at the end of our fiscal year from the Australian government on all Research and Development performed in Australia.

A comprehensive Investigator’s Brochure was created and approved by the Alfred Ethics Committee by Odyssey Health’s CRO in Australia. Phase 1 was designed to determine the safety profile of the drug in healthy human subjects. It was double-blinded, randomized and placebo controlled (3:1, drug: placebo). Phase 1 used a Single Ascending/Multiple Ascending (SAD/MAD) drug administration design. The SAD component was a 1X treatment (low, medium, or high dose) and the MAD component was a 1X/day treatment for five (5) consecutive days (low and medium dose). Blood and urine samples were collected at multiple time points for safety pharmacokinetics. Standard safety monitoring was provided for each body system.

Forty (40) human subjects (31 males, 9 females) were successfully enrolled in Phase I. The Safety Review Board, made up of medical doctors, has reviewed the trial data and has determined the drug is safe and well tolerated at all dosing levels.

In Phase II clinical trial, PRV-002 will be administered to acutely concussed patients, 2x a day for fourteen (14) days. Based on the Phase I data, we plan to apply for an Investigational New Drug application with the FDA and conduct a Phase II trial in the United States.

Patents on PRV-002 have been filed and/or issued and a patent has been filed on the nasal delivery device:

•	Composition of matter for PRV-002 and analogs
•	Use for treating traumatic brain injury
•	Synthetic methods for PRV-002

Product Development Plan:

Pre-clinical Animal Studies	Phase 1	Phase 2	Phase 3	FDA Submission
Complete	Complete	March 2023	December 2023	February 2025

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

Competition

We believe that the primary competition for our products and services is from existing companies offering EKG equipment and anti-choking devices, as well as other pharmaceutical companies engaged in the development of Orphan drugs.

SAL Competitive Analysis

Dechoker

The Dechoker is a device that can be used for choking first aid on anyone 12 months or older, regardless of illness, disorder or other health-related condition. It utilizes a hand powered pump system to extract blockages.

Lifevac

LifeVac is designed with a valve to prevent any air from exiting through the mask. This designed valve prevents air from pushing food or objects downward. This creates a one-way suction to remove the lodged food or object.

Act+Fast Heimlich maneuver training vests

Act+Fast™ Anti-Choking Trainer, Blue (AHA), 4-Pack. This device enables students to develop confidence in their ability to perform the Abdominal Thrust (Heimlich) Maneuver as recommended by the American Heart Association (AHA). It has been designed to be realistic and easy to use.

CardioMap® Competitive Analysis

Note, none of the current rapid EKG devices have the ability to digitally map the heart. Each of the below competitors give EKG read outs only.

CardioResting (Nasiff)

The CardioResting ECG is the first complete and full-featured 12 lead PC based cardiology system. The ECG is durable, reliable and easy to learn. Performs and manages tests while saving money and working with your existing equipment. Our system is EMR compatible with an unlimited database.

Welch Allyn PC Based Electrocardiograph

Automatically transfer patient information and test data into most EMRs without redundant work steps, misidentified patients, or delays from copying, scanning and shredding ECG reports.

QardioCore

QardioCore is a wireless medical grade ambulatory ECG monitor system that can identify atrial fibrillation and other arrhythmias. No wires, gels or patches are required. No in-clinic fitting nor technician needed - QardioCore is 100% deployed remotely.

Governmental Regulation

Product Regulation

Domestic

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

Foreign

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

Employees

At the date hereof, we have four employees and do not intend to hire additional employees in the foreseeable future.

Where you can find more information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge on our website at http://www.odysseyhealthinc.com when such reports are available on the SEC website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended July 31, 2022, our net loss was $8,444,131, and we had an accumulated deficit of $54,177,954 at July 31, 2022. As of July 31, 2022, we had current liabilities of $5,213,294, current assets of $526,417 and a working capital deficit of $4,686,877. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

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

Our revenue and income potential are unproven, and the business model of Odyssey is new. Our new business model is based on a variety of assumptions based on a growing trend in the healthcare systems in the United States and many other countries, where we are seeing a movement towards preventative medicine that is directly decreasing general healthcare costs.

The CardioMap®, through its screening and predictive values, is a tool, if approved or cleared, might be implemented in this preventative approach. Considering heart disease-caused deaths are still the number one cause of death and one of the most important healthcare costs factors, the CardioMap® device has potential value in any medical practice. If approved or cleared for marketing, it could be an ideal device, allowing insurance companies to potentially cut costs through early diagnostic and preventative care. These assumptions may not reflect the business and market conditions we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable. There is no guarantee that the device will be approved or cleared for commercial use.

The Save a Life choking rescue device is in the development stage and has not been approved or cleared for commercial use. Further development is required, and the final product will require FDA approval or clearance. There is no guarantee that the device will be approved or cleared for commercial use.

The product candidate PRV-001, for which we own fifty percent (50%) of the intellectual property, will be developed by Prevacus. PRV-001 is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that PRV-001 will be approved for commercial use. The Joint Venture contemplated in the agreement has not been formed.

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

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name Odyssey Health, Inc. Domain names are generally regulated by Internet regulatory bodies, are subject to change, and, in some cases, may be superseded, in some cases by-laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as ascertain other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another’s trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

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

We will need to attract, integrate, motivate and retain a significant number personnel in the future. Competition for these individuals in our industry and geographic region is intense, and we may be unable to attract, assimilate or retain such highly qualified personnel in the future. Our business cannot continue to grow if we are unable to attract such qualified personnel. Our failure to attract and retain highly trained personnel that are essential to our business may limit our growth rate, which would harm our business and impede the implementation of our business strategy.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of July 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year-ended July 31, 2022, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal control, which management considers to be material weaknesses. A material weakness in the effectiveness of our internal control over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 and the efforts to mitigate the effects will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing, but could be expected to result in a material adverse impact on our business, results of operations and financial condition.

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

Subject to the terms of the Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. As of July 31, 2022, Lincoln Park had purchased a total of 3,748,927 shares of our common stock at a weighted average price of $0.54 per share for total proceeds of $2,020,267. Subsequent to July 31, 2022 and through October 31, 2022, we sold an additional 1,133,591 shares of our common stock to LPC for total proceeds $240,710 and, as of October 31, 2022, remaining purchase availability was $7,989,024 and remaining shares available were 14,388,846.

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

Our common stock is quoted for trading on the OTC PINK Marketplace. We still will be unable to list our stock on the OTC PINK. Should we fail to satisfy the eligibility standards of OTC Markets for the OTC Markets Fully Reporting, the trading price of our common stock could continue to suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

Historically, our common stock has traded at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

As of July 31, 2022, we own no real property and lease minimal office space. Our principal address is located at 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, Nevada, 89102.

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

	High	Low
Fiscal Year Ended July 31, 2022
Fourth Quarter	$0.53	$0.15
Third Quarter	0.60	0.30
Second Quarter	0.64	0.11
First Quarter	0.60	0.28

Fiscal Year Ended July 31, 2021
Fourth Quarter	$0.89	$0.50
Third Quarter	2.00	0.30
Second Quarter	0.49	0.11
First Quarter	0.56	0.25

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of October 31, 2022, 71,994,154 shares of our common stock were outstanding. There are approximately 184 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

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

Recent Funding

Private Placement

On February 2, 2022, we entered into an agreement to raise money through a private investment in a public entity. We offered up to 14,285,714 Units (the “Units”) at $0.35 per Unit. Each Unit consisted of one share of our common stock and one-half of an accompanying warrant. Each full warrant is exercisable for one share of our common stock at $0.70 per share.

To date, we issued a total of 4,058,372 Units for gross proceeds to us of $1,420,430. No additional sales will be made pursuant to this agreement.

Donation

In January 2022, we received a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. These funds were recorded as Other income in our Statements of Operations and will be used to progress the Phase 1 human clinical trials for drug candidate PRV-002 for the treatment of concussion. It was contemplated, a royalty of one-half of one percent be paid to Erase PTSD Now in perpetuity. At this time there is no agreement in place and the parties may or may not enter into an agreement in the future.

Promissory Notes

In December 2021, we entered into a total of five Promissory Notes (the “Notes”) with three of our directors and two officers.

Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. The Notes bear interest at 8% per annum and were originally due March 31, 2022. The due date of the notes was extended to December 31, 2022.

LPC Securities Purchase Agreement

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we received $250,000 in cash from LPC and LPC received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

LPC Purchase Agreement Draws

During fiscal 2022, LPC purchased a total of 1,595,601 shares of our common stock for total proceeds of $548,792 pursuant to the August 14, 2020, LPC Purchase Agreement. As of October 31, 2022, LPC had purchased a total of 4,882,518 shares of our common stock for total proceeds of $2,260,976 and remaining purchase availability was $7,989,024 and remaining shares available were 14,388,846.

Tysadco Partners

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco Partners (“Tysadco”) pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and had an original maturity date of March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 shares of common stock with a fair value of $17,718 which is being expensed over the life of the note as a component of interest expense. On March 31, 2022, the SPA was amended to extend the maturity date to March 1, 2023, and, as consideration, $25,000 was added to the principal for a total $275,000. The conversion rate of the note is $0.30 for a total of 983,333 shares of our common stock if converted in full, including interest. The agreement includes a leak out provision until the shares have been sold.

On October 18, 2021, we entered into a Securities Purchase Agreement with Tysadco pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

See Notes 6 and 8 of Notes to Financial Statements for additional information.

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

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment. Our discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP.

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. We believe the following accounting policies to be critical to the judgements and estimates used in the preparation of our consolidated financial statements.

Reference is made to our significant accounting policies set forth in Note 2 of Notes to Financial Statements.

Results of Operations

We do not currently sell or market any products and we did not have any revenue for the years ended July 31, 2022 or 2021. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Fiscal Year Ended July 31,		$	%
	2022	2021	Change	Change
General and administrative expense	$6,789,556	$4,788,119	2,001,437	42%
Research and development	1,317,024	1,632,593	(315,569)	-19%
In-process research and development	–	9,440,000	(9,440,000)	-100%
Loss from operations	(8,106,580)	(15,860,712)	7,754,132	-49%
Interest expense	(836,294)	(1,072,383)	236,089	-22%
Other income	498,743	50,000	448,743	NM
Net loss	$(8,444,131)	$(16,883,095)	$8,438,964	-50%
Basic and diluted net loss per share	$(0.09)	$(0.18)	$0.09	-50%

NM – Not meaningful

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The change in General and administrative expense was due to the following:

Fiscal Year Ended July 31, 2022 compared to Fiscal Year Ended July 31, 2021
Increase (decrease) in:
Stock-based compensation	$349,703
Business development and investor relations	1,292,046
Consulting fees	(32,881)
Financing fees	49,825
Insurance expense	58,395
Legal and professional fees	(356,742)
Wages	648,127
Other	(7,036)
$2,001,437

The increase in stock-based compensation was due to the grant of 500,000 RSUs to each of three directors and the grant of 5,595,000 stock options to officers, employees and consultants during fiscal 2022.

The increase in Business development and investor relations was the result of 3,745,000 shares of common stock issued in exchange for services and the increase in wages was due to bonuses totaling $400,000 granted to our executive officers in fiscal 2022 and additional employees hired in the third quarter of fiscal 2021.

Research and Development Expense

Our Research and development expense includes expenses related to our current projects and include, clinical research, design and manufacturing, formulation, regulatory and consultants.

The change in Research and development expense was due to the following:

Fiscal Year Ended July 31, 2022 compared to Fiscal Year Ended July 31, 2021
Increase (decrease) in:
Consultants	$10,188
Drug development	(38,155)
Phase 1 clinical trial	(766,949)
Australian research and development rebates	630,684
Prototype phase	(140,224)
Regulatory	(11,113)
$(315,569)

The decreases in drug development and prototype phase are the result of completion of those phases of the development of PRV-002 and the decrease in the phase one clinical trial is due to the timing of the clinical trial. The increases in consultants, and the Australian research and development and goods and services tax (“GST”) rebates are a result of expenses incurred and amounts due related to the Phase 1 clinical trial for PRV-002.

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

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Fiscal Year Ended July 31,
	2022	2021
Weighted average debt outstanding	$1,456,991	$562,572
Weighted average interest rate	7.57%	8.16%

The increase in interest expense was due to LGH and Tysadco notes issued in April 2021 and October 2021, respectively, and the issuance of promissory notes in December 2021.

Other Income, net

Other income, net in fiscal 2022 includes a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation and foreign exchange gains and losses related to invoices denominated and paid in foreign currencies.

Other income, net in fiscal 2021 represents the forgiveness of our SBA Paycheck Protection Program Loan.

Net Loss

Net loss decreased in fiscal 2022 compared to fiscal 2021 due to the in-process research and development charge in fiscal 2021, the donation received in fiscal 2022 and research and development rebates received from the Australian government, partially offset by increased general and administrative expense and interest expense in fiscal 2022 as discussed above.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Fiscal Year Ended July 31,
	2022	2021
Net cash used in operating activities	$(3,175,783)	$(3,423,111)
Net cash used in investing activities	(45,220)	–
Net cash provided by financing activities	2,736,953	3,916,743

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

Cash used in investing activities in fiscal 2022 was for a patent related to our PRV-002 drug device combination.

Debt

The following notes payable were outstanding:

July 31, 2022
Convertible note issued to LGH due December 31, 2022 with a fixed interest rate of 8.0% over the term of the note (annual interest rate of 5.22%) and convertible at $0.20 per share	$1,180,000
Promissory notes issued to officers and directors due December 31, 2022 with a fixed interest rate of 8.0% per annum (see Note 6)	125,000
Tysadco convertible promissory note payable due March 1, 2023 with a fixed interest rate of 8.0% over the term of the note (annual interest rate of 5.09%) and convertible at $0.30 per share	275,000
1,580,000
Unamortized debt discount, closing costs and beneficial conversion feature	(48,063)
$1,531,937

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Odyssey Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Odyssey Health, Inc. (the “Company”) as of July 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit) and cash flows, for each of the two years in the period ended July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Stock based compensation

As discussed in Note 7 to the financial statements, the Company entered into certain transactions which included the issuance of options or warrants for goods and services which were valued using a pricing model.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with the valuation and accounting treatment for these issuances involved the following procedures, among others:

•	We obtained management’s pricing model for the various issuances and tested the significant inputs of the pricing model used to determine the fair value these items.

•	We reviewed the underlying agreements supporting these issuances and agreed the terms of the issuances to the pricing model used by management.

•	We recomputed management’s fair value estimate using a similar pricing model to ensure the output was consistent with management’s pricing model output.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2020.

Dallas, Texas

October 31, 2022

Odyssey Health, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31,
	2022	2021
Assets
Current assets:
Cash	$72,534	$556,584
Prepaid expenses and other current assets	453,883	53,535
Total current assets	526,417	610,119
Property and equipment, net	–	414
Intangible assets, net	43,260	–
Total assets	$569,677	$610,533
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,549,568	$1,224,783
Accrued wages	896,700	259,487
Accrued Interest	110,063	32,351
Asset purchase liability	1,125,026	1,125,026
Note payable, directors and officers	125,000	–
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $48,063 and $351,030	1,406,937	736,240
Total current liabilities	5,213,294	3,377,887
Commitments and contingencies (Note 5)	–	–
Stockholders' deficit:
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 77,860,563 and 87,191,168 issued and outstanding	77,861	87,191
Additional paid-in capital	49,456,476	42,879,278
Accumulated deficit	(54,177,954)	(45,733,823)
Total stockholders’ deficit	(4,643,617)	(2,767,354)
Total liabilities and stockholders’ deficit	$569,677	$610,533

The accompanying notes are an integral part of these financial statements

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended July 31,
	2022	2021

General and administrative expense	6,789,556	4,788,119
Research and development	1,317,024	1,632,593
In-process research and development	–	9,440,000
Loss from operations	(8,106,580)	(15,860,712)

Interest expense	(836,294)	(1,072,383)
Other income, net	498,743	50,000
Net loss and comprehensive loss	$(8,444,131)	$(16,883,095)

Basic net loss per share	$(0.09)	$(0.18)
Diluted net loss per share	$(0.09)	$(0.18)

Shares used for basic net loss per share	88,995,280	93,734,074
Shares used for diluted net loss per share	88,995,280	93,734,074

The accompanying notes are an integral part of these financial statements

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Deficit

Balances July 31, 2020	88,559,978	$88,560	$28,110,689	$(28,850,728)	$(651,478)
Common stock issued for compensation and services	5,965,000	5,965	240,285	–	246,250
Conversion of convertible notes debt financing	1,233,228	1,233	542,617	–	543,850
Stock-based compensation	–	–	1,759,963	–	1,759,963
Common stock issued in connection with debt financing	820,000	820	321,545	–	322,365
Common stock issued in equity financing	4,932,962	4,933	2,976,042	–	2,980,975
Warrants and beneficial conversion feature issued with debt and equity	–	–	653,836	–	653,836
Common stock issued in asset purchase agreement	6,000,000	6,000	8,254,000	–	8,260,000
Return of shares to treasury	(20,320,000)	(20,320)	20,300	–	(20)
Net loss	–	–	–	(16,883,095)	(16,883,095)
Balances July 31, 2021	87,191,168	87,191	42,879,278	(45,733,823)	(2,767,354)
Common stock issued for compensation and services	4,245,000	4,245	1,777,405	–	1,781,650
Common stock issued in connection with Prevacus milestone	1,000,000	1,000	(1,000)	–	–
Stock-based compensation	–	–	2,088,815	–	2,088,815
Common stock issued in connection with debt financing	300,000	300	68,418	–	68,718
Common stock issued in equity financing	8,653,973	8,655	2,460,567	–	2,469,222
Beneficial conversion feature issued with debt	–	–	159,463	–	159,463
Return of shares to treasury	(23,529,578)	(23,530)	23,530	–	–
Net loss	–	–	–	(8,444,131)	(8,444,131)
Balances July 31, 2022	77,860,563	$77,861	$49,456,476	$(54,177,954)	$(4,643,617)

The accompanying notes are an integral part of these financial statements

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(8,444,131)	$(16,883,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,374	5,552
Stock issued for services and stock-based compensation	3,870,465	2,006,193
Amortization of beneficial conversion feature, debt discount and closing costs	687,429	858,942
Stock issued for in-process research and development	–	8,260,000
Financing costs paid with stock	68,718	169,000
Gain on forgiveness of long-term debt	–	(50,000)
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	(400,348)	(16,869)
Increase in accounts payable	324,785	1,000,396
Increase (decrease) in accrued wages	637,213	47,785
Increase in accrued interest	77,712	53,959
Increase in asset purchase liability	–	1,125,026
Net cash used in operating activities	(3,175,783)	(3,423,111)

Cash flows from investing activities
Intellectual Property	(45,220)	–

Cash flows from financing activities
Proceeds from notes payable	375,000	1,565,000
Financing closing costs paid with cash	–	(169,000)
Principal payments made on notes payable	(107,269)	(415,232)
Proceeds from equity financing	2,469,222	2,935,975
Net cash provided by financing activities	2,736,953	3,916,743

Net change in cash	(484,050)	493,632
Cash, beginning of year	556,584	62,952
Cash, end of year	$72,534	$556,584

Supplemental disclosure of cash flow information
Cash paid for interest	$954	$34,345

Noncash Investing and Financing Activities
Common stock issued for conversion of notes payable and related accrued interest	–	543,850
Common stock issued for debt financing commitment shares	68,718	322,365
Warrants issued in connection with financings	–	634,056
Original issue discount on debt	–	100,000
Beneficial conversion feature recognized	200,100	19,780
Accounts payable converted into common stock	20,000	45,000
Increase in principal of notes payable	225,000	–
Common stock issued for Prevacus milestone	1,000	–
Shares returned to treasury	23,530	20,300

The accompanying notes are an integral part of these financial statements

Odyssey Health, Inc.

Notes to Financial Statements

Note 1.      Nature of Operations and Going Concern

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

We did not recognize any revenues for the years ended July 31, 2022 (“fiscal 2022”) or 2021 (“fiscal 2021”) and we had an accumulated deficit of $54,177,954 as of July 31, 2022. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at July 31, 2022 of $72,534 may not provide enough working capital to meet our current operating expenses through October 28, 2023.

We follow the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. Based on our available cash as of July 31, 2022, management has concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date these financial statements are issued. We expect to seek additional funding to sustain its future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. The consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The operating deficit raises substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease operations.

The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

As COVID-19 pandemic continues to severely impact the U.S. and global economy, our business may be impacted in a variety of ways. Political, legal or regulatory actions as a result of the COVID-19 pandemic in jurisdictions where we may plan to manufacture, source or distribute products have created supply disruptions which could affect our plans, and may cause additional supply disruptions or shortages in the future. We cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions.

If we are unable to raise additional capital by October 28, 2023, we will adjust our current business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC (Note 8). Given our recurring losses, negative cash flow, accumulated deficit, and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Note 2.      Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Odyssey Health, Inc. and our wholly-owned subsidiary Odyssey Group International Australia, Pty Ltd. All intercompany balances and transactions have been eliminated.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the Australian research and development and GST tax rebates, loans and advances receivable and prepaid insurance. At July 31, 2022 there were no impairment concerns.

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. We recognized depreciation expense of $414 and $552, respectively, in fiscal 2022 and 2021. At July 31, 2022, our property and equipment were fully depreciated.

Intangible assets, net

Intangible assets consist of costs related to a patent for our PRV-002 drug device combination are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. We recognized amortization expense of $1,960 and $5,000, respectively, in fiscal 2022 and 2021.

Future amortization of intangible assets is as follows:

Fiscal 2023	$3,015
Fiscal 2024	3,015
Fiscal 2025	3,015
Fiscal 2026	3,015
Fiscal 2027	3,015
Thereafter	28,185
Total	$43,260

Beneficial conversion feature of convertible notes payable

The Beneficial Conversion Feature (“BCF”) of a convertible note (Note 6) is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. We record a BCF related to the issuance of a convertible note when issued. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded upon the occurrence of the event.

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

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Fiscal Year Ended July 31,
	2022	2021
Options to purchase common stock	6,645,000	300,000
Equivalent shares of convertible notes into common stock	7,303,333	1,134,000
Warrants to purchase common stock	7,558,607	4,739,834
Unvested restricted stock units	2,189,695	2,678,181
Total potentially dilutive securities	23,696,635	8,852,015

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

The fair value of stock awards is determined based on the fair value of our common stock on the date of grant.

Fair value measurements

The carrying values of cash, prepaid expenses and other current assets, accounts payable and accrued wages approximate their estimated fair values because of the short-term nature of these instruments.

Research and development expense

Research and development costs are expensed in the period when incurred.

In-process research and development

In-process research and development relates to acquired research and development for a product that is not yet being sold and is expensed upon purchase. We recognized in-process research and development expense of $9,440,000 in fiscal 2021 (Note 4).

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at July 31, 2022 or 2021. We recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Note 4.     Asset Purchase Agreement and Asset Purchase Liability

On January 7, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Prevacus, Inc. (“Prevacus”), pursuant to which we purchased the assets and all of the rights, interests and intellectual property in a certain drug program (PRV-002) for treating mild brain trauma (concussion) and the delivery device (collectively, the “Asset”) in exchange for (i) 7,000,000 shares of our common stock plus (ii) the Milestone Consideration. Prevacus is a related party, as we are party to a Joint Venture and Intellectual Property Purchase Agreement entered into in June 2019 and its President, Dr. Jacob VanLandingham, is an employee.

The Milestone Consideration (“Milestone”) may be earned by Prevacus as follows:

(i)	2,000,000 shares of our Common Stock when the United States Patents are revived in our name by the U.S. Patent and Trademark Office and any international patents that have lapsed also revived in our name by the respective country’s patent offices. The value of shares issued were not to exceed $6.0 million based on the price of our common stock on the date the payment would have been due. This milestone will not be met as the relevant patents lapsed;

(ii)	1,000,000 shares of our common stock upon successful first dosing in a Phase I Clinical Trial for the Asset. This milestone was met in March 2022;

(iii)	2,000,000 shares of our common stock upon the grant and issuance to us of a Patent for the Asset from the U.S. Patent and Trademark Office, the value of which shall not exceed $10.0 million based on the price of our common stock on the date the payment is due;

(iv)	1,000,000 shares of our common stock upon our receipt of net proceeds of at least $1.0 million in a Non-Dilutive Financing relating directly to the development of the Asset within one year after the Closing Date or, in the event of any Non-Dilutive Financing submitted prior to the one-year anniversary of the Closing Date, the milestone will stay effective until the second year anniversary of the Closing Date. This milestone will not be met as the one-year deadline lapsed;

(v)	2,000,000 shares of our common stock if we sell the Asset to a Third Party resulting in net proceeds to us of at least $50.0 million after a Phase IB Clinical Trial for which we are the sponsor is complete, but prior to completion of a Phase II Clinical Trial. The value of the 2,000,000 shares related to this milestone shall not exceed $25.0 million based on the price of our common stock on the date the payment is due;

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

All Milestone payments shall only be paid once, upon the initial achievement of the particular Milestone event. We, at our sole and absolute discretion, shall determine if any Milestone event has occurred. To extent the related milestones are not achieved, the above-mentioned Milestone payments will terminate and cease to exist, and we will no longer be liable thereunder, if said Milestone is not completed within four years after the Closing Date. See Note 5 for additional information.

On March 1, 2021 (the “Closing Date”), our APA with Prevacus closed and we issued 6,000,000 shares of our common stock valued at $1.18 per share for the stock granted on the date of acquisition for $7,080,000. We withheld 1,000,000 shares of our common stock valued at $1.18 per share, for $1,180,000, in exchange for our payment of certain liabilities of Prevacus which was recorded as an Asset purchase liability on our Balance Sheets. Any remaining Asset purchase liability once all obligations have been paid will be satisfied with the release of shares of our common stock at $1.18 per share.

In addition, 1,000,000 shares of our common stock valued at $1.18 per share for $1,180,000 was recorded as a component of Additional Paid in Capital for the probability of earning the Milestone Consideration of first dosing in a Phase I Clinical Trial. This milestone was met in March 2022.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the fiscal years ended July 31, 2022 or 2021.

No changes were made to our valuation techniques during the fiscal year ended July 31, 2022.

Contingent Liabilities

At July 31, 2022 and 2021, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at July 31, 2022 and 2021 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the milestones will be met. See Note 4 for additional information.

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

	July 31,
	2022	2021
Carrying value	$1,580,000	$1,087,270
Fair value	$1,580,000	$1,094,212

Non-Financial Assets

Non-financial assets, such as Property and equipment and Intangible assets, are measured at fair value on a non-recurring basis when events or circumstances indicate that an impairment may have occurred. If we determine these assets to be impaired, they are reported at fair value as calculated during the period. No non-financial assets were recorded at fair value during fiscal 2022 or 2021.

Note 6.     Debt

Promissory Notes

On December 21, 2021, and December 22, 2021, we entered into a total of five Promissory Notes (the “Notes”) with three of our directors and two officers.

Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. The Notes bear interest at 8% per annum and were originally due March 31, 2022. In April 2022, the maturity date of the Notes was extended to May 31, 2022, in May 2022, it was extended to September 30, 2022, and, in September 2022, the maturity date was extended to December 31, 2022. At July 31, 2022, the recorded $6,063 of interest expense and accrued interest on these notes.

Tysadco Partners

On August 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco Partners (“Tysadco”) pursuant to which we entered into a $250,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and was originally due March 1, 2022. We received $250,000 net cash from the issuance of the promissory note and issued 200,000 shares of common stock with a relative fair value of $17,718 which is being expensed over the life of the note as a component of interest expense. The conversion rate of the note is $0.30 for a total of 983,333 shares of our common stock if converted in full, including interest.

On March 31, 2022, the SPA was amended to extend the maturity date to March 1, 2023, and, as consideration, $25,000 was added to the principal.

LGH Investments, LLC

April 2021 Promissory Note

On April 5, 2021, we entered into a Securities Purchase Agreement with LGH Investments, LLC (“LGH”) pursuant to which we entered into a $1,050,000 face value convertible promissory note (the “Note”) which bears interest at a one-time rate of 8.0% applied to the face value of the Note.

On February 15, 2022, we entered into Amendment No. 1 (the “Amendment”) to the Note with an effective date of February 1, 2022. Pursuant to the Amendment, the maturity date of the Note was extended from February 5, 2022 to May 31, 2022. As consideration, $200,000 was added to the principal amount outstanding, we issued 100,000 shares of our common stock to LGH with a value of $51,000 and we will pay down principal and interest on the Note in the amount of the lesser of 10% or $250,000 of any future capital raises, investments, donations or financings unless the Note has been converted. The conversion rate of the Note at this time was $1.00 per share for a total of 1,336,000 shares of our common stock if converted in full, including interest.

In June 2022, the maturity date of the LGH Note was extended to August 30, 2022. As consideration, the Note conversion price changed to $0.20 per common share. The greater than 10% change in conversion price caused the extinguishment of debt and revalued the Note, resulting in a $200,100 beneficial conversion feature which is being amortized over the term of the Note. At July 31, 2022, $125,989 of this amount had been amortized as interest expense.

At July, 31, 2022 we paid $70,000 towards the principal and at July 31, 2022 the balance was $1,180,000. The conversion rate of the Note at this time was $0.20 per share for a total of 6,320,000 shares of our common stock if converted in full, including interest.

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

Labrys Fund, LP

On August 14, 2020, we entered into a Securities Purchase Agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a $350,000 (the “Principal Amount”) Self-Amortization Promissory Note (the “Note”) for $315,000 in cash with an original issuance discount of approximately 10%. The Note bore interest at 12% per year. In consideration for entering into the Labrys SPA, we issued 420,000 shares (the “Commitment Shares”) of our common stock with a value of $197,400. 350,000 of the Commitment Shares (the “Second Commitment Shares”) were to be returned to us if the Note was fully repaid and satisfied on or prior to August 14, 2021 (the “Maturity Date”). The Note was fully repaid on August 4, 2021 and the shares were returned on August 6, 2021.

We paid Alliance Global Partners, LLP (“A.G.P.”) as a placement agent a fee of $25,200 and other closing costs of $6,500 for total closing costs of $31,700 which were amortized over the one-year life of the Note.

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

PPP Loan

On February 11, 2021, we received notice that the SBA Paycheck Protection Program loan for $50,000 was forgiven. The $50,000 gain is reflected as Other income, net on our Statements of Operations for fiscal 2021.

Notes Payable Outstanding

	July 31, 2022	July 31, 2021
Note issued to Labrys due August 14, 2021 with an interest rate of 12%	$–	$37,270
Convertible note issued to LGH due August 30, 2022 with a fixed interest rate of 8.0% over the term of the note (annual interest rate of 5.22%) and convertible at $0.20 per share	1,180,000	1,050,000
Promissory notes issued to officers and directors due December 31, 2022 with a fixed interest rate of 8.0% per annum (see Note 6)	125,000	–
Tysadco convertible promissory note payable due March 1, 2023 with a fixed interest rate of 8.0% over the term of the note (annual interest rate of 5.09%) and convertible at $0.30 per share	275,000	–
	1,580,000	1,087,270
Unamortized debt discount, closing costs and beneficial conversion feature	(48,063)	(351,030)
	$1,531,937	$736,240

Note 7.     Stock-Based Awards

2021 Omnibus Stock Incentive Plan

At our annual stockholder meeting held September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to enable us to recruit and retain highly qualified employees, directors and consultants and to provide incentives for productivity and the opportunity to share in our growth and value. Subject to certain adjustments, the maximum number of shares of common stock, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, cash or other stock-based awards that may be issued under the 2021 Plan is 20,000,000. At July 31, 2022, 13,355,000 shares remained available for future awards and 20,000,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan.

Grants to Directors, Officers and Named Executive Officers

At our annual meeting held on September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan, which grants Board members who have been elected to receive 500,000 RSUs immediately following the Annual Meeting (other than Mr. Richardson who received an initial equity grant upon joining the Board in May 2021), that vest monthly over 12 months from the date of grant. Messrs.. Casey, Conroy and Gandolfo received 500,000 RSUs at $0.45 per share. At July 31, 2022, we recognized $592,500 as a component of General and administrative expense.

On May 19, 2022, the Board granted 500,000 each to our four independent directors, Messrs. Casey, Conroy, Gandolfo and Richardson, 750,000 to Mr. Redmond, 600,000 to Ms. Farrell vesting 50% in one year and 50% in year two and 100,000 to Dr. VanLandingham vesting based upon milestones for a total of 3,450,000 options granted. The exercise price per share is $0.30 and the options have a 10 year expiration. At July 31, 2022, we recognized $155,033 as a component of General and administrative expense.

Stock Options

Stock option activity during fiscal 2022 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2021	1,050,000	$1.22
Options granted	5,595,000	0.32
Options outstanding at July 31, 2022	6,645,000	0.46

Criteria used for determining the Black-Scholes value of options granted were as follows:

	Year Ended July 31,
	2022	2021
Expected stock price volatility	137% - 149%	155%
Risk free interest rate	1.17% - 3.02%	0.08%
Expected life of options (years)	3.0 – 10.0	3.0
Expected dividend yield	–	–

Restricted Stock Units (“RSUs”)

RSU activity during fiscal 2022 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at July 31, 2021	4,396,819	$1.09
RSUs issued	1,500,000	0.45
RSUs vested	(3,707,124)	0.37
RSUs outstanding at July 31, 2022	2,189,695	0.23

Warrants

Warrant activity during fiscal 2022 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2021	4,739,834	$1.05
Warrants issued	4,304,607	0.57
Warrants canceled	(1,485,834)	(1.50)
Warrants outstanding at July 31, 2022	7,558,607	0.69

Unrecognized Stock-Based Compensation Costs

At July 31, 2022, we had total unrecognized stock-based compensation of $1,790,049, which will be recognized over the weighted average remaining vesting period of 1.43 years.

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

On July 27, 2022, PLC Investments, Inc., a shareholder, returned 7,370,000 shares of our common stock and the shares were returned to treasury.

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

On February 9, 2022, in connection with an investor relations consulting agreement with Tysadco, we issued Tysadco 3,000,000 restricted shares of our common stock valued at $0.53 per share. The agreement includes a leak out provision until the shares have been sold.

On May 8, 2022, we entered into a six month consulting agreement for investor relations services. We granted the investor relations firm 45,000 shares of our common stock with a value of $16,650 which was expensed as a component of General and administrative expenses.

On May 19, 2022, we entered into a six month consulting agreement for investor relations services. We granted the investor relations firm 500,000 shares of our common stock with a value of $115,000 which was expensed as a component of General and administrative expenses.

On June 10, 2022, in connection with our agreement with Prevacus entered into on March 1, 2021, we issued Prevacus 1,000,000 shares of our common stock upon the successful first dosing in our Phase I clinical trial related to our PRV-002 neurosteroid concussion treatment in the quarter ended April 30, 2022.

On July 20, 2022, we entered into a consulting agreement for investor relations services. We granted the investor relations firm 200,000 shares of our common stock with a value of $40,000 which was expensed as a component of General and administrative expenses.

Common Stock Issued for Compensation

On July 31, 2021, Mr. Redmond received 5.3 million shares of common stock to replace the unissued shares per his November 28, 2018 amended employment agreement. We recognized $53,000 of compensation expense related to the 5.3 million shares granted, with a fair value of $0.01 per share, as a component of General and administrative expenses.

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

Tysadco Partners

On October 18, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Tysadco Partners (“Tysadco”) pursuant to which we received $250,000 in cash from Tysadco and Tysadco received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

In June 2021, we sold 500,000 shares of our common stock at $0.59 per share along with a five-year share purchase warrant exercisable for 500,000 shares of our common stock at a price of $1.00 per share for total an aggregate purchase price of $295,000 to Tysadco, an accredited investor, which also provided certain consulting services to us. The purchase price was paid with $250,000 cash and the satisfaction of $45,000 of amounts due to Tysadco for its consulting services.

Lincoln Park Capital Fund

October 2021 Securities Purchase Agreement

On October 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we received $250,000 in cash from LPC and LPC received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

August 2020 Securities Purchase Agreement

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

In connection with the LPC transaction, we engaged A.G.P. as a placement agent to help raise capital. A.G.P. introduced us to LPC, for which we agreed to pay A.G.P. a fee of 8% of the amount of the funds received from LPC, which totaled $20,000 in the quarter ended October 31, 2020. A.G.P. will also receive a fee totaling 8% of any additional funds raised pursuant to the LPC Purchase Agreement. At July 31, 2021, we paid A.G.P. a total of $97,718 in connection with the 1,550,904 shares purchased from January 2021 through July 31, 2021 and at July 31, 2022, we have accrued $13,750 in Accounts payable related to this amount and no additional fees are required to be paid.

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

Shares purchased by LPC, including the initial purchase, are summarized below:

Purchase Date	Number of Shares Purchased	Average Purchase Price per Share	Total Purchase Price	Remaining Purchase Availability
August 14, 2020	602,422	$0.410	$250,000	$10,000,000
January 2021	200,000	0.175	35,080	9,964,920
February 2021	330,106	0.626	206,798	9,758,122
March 2021	1,020,798	0.960	979,597	8,778,525
August 2021	600,000	0.397	237,940	8,540,585
September 2021	374,482	0.345	129,096	8,411,489
February 2022	100,000	0.515	51,500	8,359,989
March 2022	100,000	0.487	48,700	8,311,289
July 2022	421,119	0.194	81,556	8,229,733
	3,748,927	0.539	$2,020,267

See Note 13 for information regarding subsequent sales to LPC.

LGH

In connection with an amendment to the LGH Note, we issued LGH 100,000 shares of our common stock with a value of $51,000. See Note 6 for additional information.

Private Placement

On February 2, 2022, we entered into an agreement to raise money through a private investment in a public entity (“PIPE”). We offered up to 14,285,714 Units (the “Units”) at $0.35 per Unit (he “Offering”). Each Unit consisted of one share of our common stock (the “Shares”) and one-half of an accompanying warrant (the “Investor Warrants”). Each full warrant is exercisable for one share of our common stock at $0.70 per share. The Investor Warrants have a term of five years and, in certain circumstances, may be exercised on a cashless basis. The Share and Investor Warrant comprising each Unit are immediately separable and were issued separately.

The Offering was made on a “Minimum” basis, meaning a minimum amount of money must be raised. The minimum amount of $1,000,000 was raised effective April 14, 2022. Accordingly, we issued a total of 2,870,800 Units, consisting of 2,870,800 Shares and 1,435,400 Investor Warrants for gross proceeds to us of $1,004,780. Net proceeds after deducting commissions and fees were $849,302.

On May 3, 2022, the second closing of the PIPE occurred, pursuant to which we issued 1,187,572 Units, consisting of 1,187,572 shares of our common stock at $0.25 per Unit and warrants to purchase 593,786 shares of our common stock for which we received $415,650 in gross proceeds. Net proceeds after deducting commissions and fees were $374,085. As part of the second closing, we issued Laidlaw 608,755 warrants with an exercise price of $0.35 per share with a five-year cashless exercise.

In connection with the Offering, we paid Laidlaw & Company (UK) Ltd. (“Laidlaw”), our introducing broker, 10% of the proceeds, or $100,478 in cash, as a finder fee. At the second closing of the Offering, we are obligated to issue Laidlaw warrants equal to 10% of the Shares sold in the Offering, including any common stock issued or issuable. The Warrants will have an exercise price equal to the lowest price per share of the share of common stock issued or issuable to investors in the offering and will expire in five years. The Laidlaw warrants will include cashless exercise provisions.

We filed a Form S-1 on July 29, 2022 to register all shares issued and issuable pursuant to the PIPE and it became effective on August 9, 2022.

Note 9.      Income Taxes

We file income tax returns in the U.S. federal jurisdiction and the various states in which we operate. We registered with the Franchise Tax Board in the State of California in tax year 2020. Our tax returns are not currently under examination for any year. Our deferred tax assets consist of federal net operating loss carryforwards that expire through the year 2036. The deferred tax assets are net of a 100% valuation allowance as it is more likely than not at this time that the deferred tax assets will not be realized within the carryforward period due to substantial uncertainty as to our ability to continue as a going concern (Note 1).

The following table reconciles the U.S. federal statutory rate to our effective tax rate:

	For the year ended July 31,
	2022	2021
US federal statutory rates	21%	21%
Valuation allowance	(21)%	(21)%
Effective tax rate	0%	0%

Our tax provision (benefit) was as follows:

	For the year ended July 31,
	2022	2021
Current deferred	$885,400	$1,182,300
Increase in valuation allowance	(885,400)	(1,182,300)
Total	$–	$–

Our net deferred tax asset was as follows:

	For the year ended July 31,
	2022	2021
Deferred tax asset	$2,475,100	$1,589,700
Valuation allowance	(2,475,100)	(1,589,700)
Net deferred tax asset	$–	$–

As of July 31, 2022, we had $11,434,941 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2038. Current or future ownership changes may severely limit the future realization of these net operating losses.

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

We reviewed all income tax positions taken or that are expected to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. We are subject to U.S. federal income tax examinations by tax authorities for years after 2020 due to unexpired net operating loss carryforwards originating in and subsequent to that year. We may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of July 31, 2022, there were no unrecognized tax benefits, or any tax related interest or penalties. We do not have any examinations ongoing. Tax returns for the years 2014 onwards are subject to federal, state or local examinations.

Note 10.     Related Party Transactions

Due to Officers

The following amounts were due to our officers for reimbursement of expenses and were included in Accounts payable on our Balance Sheets:

	July 31,
	2022	2021
Joseph M. Redmond, CEO	$2,642	$2,568
Christine Farrell, CFO	745	–
	$3,387	$2,568

The amount of unpaid salary and bonus due to our officers was included in Accrued wages on our Balance Sheets and was as follows:

	July 31,
	2022	2021
Joseph M. Redmond, CEO	$696,154	$183,846
Christine Farrell, CFO	124,617	–
	$820,771	$183,846

On January 31, 2022, the Compensation Committee and our full Board approved the 2021 bonus plan. Pursuant to the plan, Mr. Redmond received a $360,000 bonus and Ms. Farrell received a $40,000 bonus based upon meeting fund raising goals. The bonuses will be paid when funds are available and are included in the amounts disclosed in the above table.

In December 2021, we entered into a total of five Promissory Notes with three of our directors and two officers. Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. At July 31, 2022, we recorded $6,063 of interest expense and accrued interest on these notes.

See also Note 6 for a discussion of $25,000 Promissory Notes payable to each of two officers and three directors.

See also Note 7 for a discussion of RSUs and stock option grants to each of our four directors, two officers and Dr. VanLandingham.

Related Party Transaction

On November 7, 2017, Mr. Redmond entered into an employment agreement with us. As part of the employment agreement, Mr. Redmond was granted 25 million shares of common stock that vesting equally upon FDA submission of CardioMap, FDA approval for CardioMap and the raising of $2 million for further CardioMap development. Mr. Redmond could not sell the shares for two years or until we reached $10 million in revenues. Mr. Redmond was granted options for 15 million shares with an exercise price of $0.25 per share that vest equally upon our revenue reaching $5 million, $10, million and $15 million. The vesting accelerated based upon a change of control. None of these conditions were met and the options were canceled in September 2020.

On February 16, 2018, the employment agreement was amended granting Mr. Redmond 10 million shares of common stock. No other provision of the employment contract was amended, and the amendment was explicit on that provision. On November 28, 2018, the employment agreement was again amended to include 4.7 million of the 10 million shares to be provided by us and 5.3 million to be provided by Green Energy Alternatives, LLC, which shares were returned to treasury in June 2021. No other provision of the employment contract was amended, and the amendment was explicit on that provision.

On July 31, 2021, Mr. Redmond received 5.3 million shares of common stock to replace the unissued shares per his November 28, 2018 amended employment agreement. We recognized $53,000 of compensation expense related to the 5.3 million shares granted, with a fair value of $0.01 per share, during fiscal 2021.

On March 1, 2021, as part of the Prevacus APA and Dr. VanLandingham’s employment agreement, Dr. VanLandingham was granted 1,000,000 stock options with a fair market value of $941,000. 250,000 shares vested on signing of closing documents; 250,000 shares vest on Phase 1A first dosing of human, 250,000 shares vest on Phase 1B first dosing of human; and 250,000 shares vest upon us being accepted on NASDAQ. This amount is being expensed over the life of the awards and $295,845 and $596,145 was expensed to General and administrative expenses in fiscal 2022 and 2021, respectively. As of July 31, 2022, $49,010 remained to be expensed in future periods.

In March and May 2021, we entered in a letter agreement loan with Prevacus Inc. for $2,500 and $5,000, respectively. The loans have an annual interest rate of 3% per annum and principal and interest were due in June 2021. At July 31, 2022, the loans had not been repaid and continue to accrue interest.

At July 31, 2022, we have advanced Dr. VanLandingham $27,500, which is being repaid through payroll deductions.

Note 11.      Donation Received

On January 5, 2022, we received a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. These funds were recorded as Other income in our Statements of Operations and will be used to progress the Phase 1 human clinical trials for drug candidate PRV-002 for the treatment of concussion. It was contemplated, a royalty of one-half of one percent be paid to Erase PTSD Now in perpetuity. At this time there is no agreement in place and the parties may or may not enter into an agreement in the future.

Note 12.      Research and Development Rebate

In fiscal 2022, we received research and development and GST rebates from the government of Australia in the amount of $264,209 for clinical work performed in Australia related to our Phase 1 human trial for safety and efficacy for the treatment of concussed individuals. In addition, as of July 31, 2022, we had accrued $366,475 in Prepaid expenses and other current assets to reflect the anticipated rebates for additional expenses incurred related to the clinical trial. The rebates were accounted for as an offset to Research and development expense.

Note 13.      Subsequent Events

On July 29, 2022 the Company filed Form S-1: General for Registration of Securities with the SEC, to register its shares from it PIPE for re-sale on the open market. The Form S-1 became effective August 9, 2022.

In September and October 2022, two shareholders returned at total of 8,800,000 common stock shares to treasury and all rights, title and interest in the shares were relinquished.

In September and October 2022, in connection with entering consulting agreements, we issued consultants 1,800,000 restricted shares of our common stock valued at an average price of $0.22 per share.

On September 21, 2022, we entered into a promissory note for $30,000 with Jonathan Lutz, an accredited investor. The note bears an interest rate of 8% per annum and is due December 31, 2022.

On September 29, 2022, we entered into Amendment No. 3 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH Investments, LLC. Pursuant to the Amendment, the parties have agreed to extend the maturity date of the note to December 31, 2022. As consideration, $115,000 was added to the principal amount outstanding. All other terms and conditions remain the same.

On September 30, 2022, we entered into five Promissory Note Amendments, to the Promissory Notes entered into December 21, 2021 and December 22, 2021 and as amended April 20, 2022, and June 3, 2022, with three directors and two officers. Pursuant to the Amendments, the parties have agreed to extend the maturity date of the Promissory Notes to December 31, 2022. All other terms and conditions remain the same.

Subsequent to July 31, 2022 and through October 31, 2022, we sold an additional 1,133,591 shares of our common stock to LPC for total proceeds $240,710.

Subsequent to July 31, 2022 and through October 31, 2022, we issued 3,250,000 stock options to consultants, employees and an officer at an average exercise price of $0.29 per share. The options have expirations dates of five and 10 years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 31, 2022, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

In light of the material weakness described below, as of July 31, 2022, prior to the filing of this Form 10-K for the period ended July 31, 2022, management determined that key controls were performed timely and additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations, statement of shareholder equity and cash flows for the periods presented in conformity with United States GAAP.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2022, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2022, is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2022, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our equity compensation plans as of July 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,645,000	(1)	$0.46	13,355,000
Equity compensation plans not approved by security holders	–		–	—
Total	6,645,000		0.46	13,355,000

(1)	Does not include 2,189,695 Restricted Stock Units (“RSUs”) outstanding at July 31, 2022 at a weighted average grant date fair value of $0.23 per share.

See Note 7 of Notes to Financial Statements included in Part II, Item 8 of this Form 10-K.

The additional information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2022, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2022, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2022, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Financial Statements, together with the report thereon by Turner, Stone & Company, L.L.P., Independent Registered Public Accounting Firm, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Exhibits

The following list is intended to constitute the exhibit index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).*
3.2	Bylaws of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).*
10.1	Form of Odyssey Group International, Inc. Subscription Agreement for Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 2 of the Registration Statement on Form S-1/A filed on February 26, 2015).*
10.2	Contribution Agreement by and among Odyssey Group International, Inc., and each of Market Group International, Inc., EcoScientific, Inc., Adwin, Inc., and Regal Growth, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 2 of the Registration Statement on Form S-1/A filed on February 26, 2015).*
10.3	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Joseph Michael Redmond (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).*, ***
10.4	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Christine M. Farrell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2021).*, ***
10.5	License Transfer Agreement, effective as of January 31, 2019, by and between Odyssey Group International, Inc. and Electromedica, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 23, 2020).*
10.6	Master Agreement for a Joint Venture and Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc. and Prevacus, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on November 23, 2020).*
10.7	Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc., James De Luca and Murdock Capital Partners (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on November 23, 2020)).*

10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020).*
10.9	Form of Warrant to Purchase Common Stock of Odyssey Group International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2020).*
10.10	Common Stock Purchase Warrant for the Purchase of 550,000 Shares of Common Stock of Odyssey Group International, Inc. issued to A.G.P./Alliance Group Partners, effective August 6, 2020 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed October 29, 2021).*
10.11	Securities Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Labrys Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2020).*
10.12	12% Self-Amortization Promissory Note issued to Labrys Fund, LP on August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2020).*
10.13	Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020).*
10.14	Registration Rights Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2020).*
10.15	Amendment No. 1 to Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2020).*
10.16	Securities Purchase Agreement with LGH Investments, LLC. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2020).*
10.17	Prevacus Asset Agreement. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 8, 2021).*
10.18	Amendment No. 1 to the Warrant Agreement, dated December 11, 2020, by and between Odyssey Group International, Inc. and LGH Investments, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2021).*
10.19	Securities Purchase Agreement with LGH Investments, LLC.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021).*
10.20	LGH Investments, LLC Settlement Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on June 21, 2021).*
10.21	Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2021).*
10.22	Submission of Matters to a Vote of Security Holders. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 15, 2021).*
10.23	Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2021).*
10.24	Warrant, dated October 18, 2021 issued to Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 21, 2021).*
10.25	Amended Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on October 26, 2021).*
10.26	Securities Purchase Agreement, dated October 22, 2021 by and between Odyssey Group International, Inc. and Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).*
10.27	Warrant dated October 22, 2021 issued to Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2021).*
10.28	Form of Subscription Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 14, 2022).*
10.29	Form of Stock Purchase Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 14, 2022).*

10.30	Form of Warrant Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on June 14, 2022).*
10.31	Form of Registration Rights Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on June 14, 2022).*
10.32	Form of Promissory Note dated December 2021 between Odyssey Group International, Inc. and various officers and directors (incorporated by reference to Form 8-K filed December 27, 2021). * ***
10.33	Form of Amendment to Promissory Note dated April 20, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on June 14, 2022).* ***
10.34	Form of Amendment to Promissory Note dated June 4, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on June 14, 2022).*, ***
10.35	Amendment to Convertible Promissory Note dated March 31, 2022 between Odyssey Health, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 14, 2022).*
10.36	Amendment to Convertible Promissory Note dated February 1, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 18, 2022).*
10.37	Amendment No. 1 to Convertible Promissory Note with LGH Investments, LLC dated February 15, 2022 (incorporated by reference to Form 8-K filed February 18, 2022).*
10.38	Amendment to Convertible Promissory Note dated June 10, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on June 14, 2022).*
10.39	Amendment No. 3 to Convertible Promissory Note dated September 29, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Form 8-K filed October 3, 2022).*
10.40	Promissory Notes Amendments dated September 30, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Form 8-K filed October 3, 2022).*
14.1	Odyssey Group International, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on October 23, 2019).*
23.1	Consent of Turner, Stone and Company, LLP**
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer**
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer **
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101) **

†	Previously furnished.
*	Previously filed.
**	Filed herewith.
***	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of October 31, 2022.

ODYSSEY HEALTH, INC.

By: /s/ Joseph Michael Redmond Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	October 31, 2022
Joseph Michael Redmond	(Principal Executive Officer)

/s/ Christine M. Farrell	Chief Financial Officer and Secretary	October 31, 2022
Christine M. Farrell	(Principal Financial and Accounting Officer)

/s/ Jerome Casey	Director	October 31, 2022
Jerome Casey

/s/ Jeffrey Conroy	Director	October 31, 2022
Jeffrey Conroy

/s/ John P. Gandolfo	Director	October 31, 2022
John P. Gandolfo

/s/ Ricky W. Richardson	Director	October 31, 2022
Ricky W. Richardson

