Form 10-Q
period 2022-10-31
Odyssey Health, Inc.
filed 2022-12-14
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

75,594,154 shares of common stock, par value $.001 per share, outstanding as of December 14, 2022

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended October 31, 2022

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2022	2022

Assets
Current assets:
Cash	$50,499	$72,534
Research and development rebate due from Australian government	678,800	366,475
Prepaid expenses and other current assets	87,880	87,408
Total current assets	817,179	526,417
Intangible assets, net of accumulated amortization of $2,714 and $1,960	50,544	43,260
Total assets	$867,723	$569,677

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,373,652	$1,549,568
Accrued wages	1,009,975	896,700
Accrued interest	112,876	110,063
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	125,000	125,000
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $95,009 and $48,063	1,504,991	1,406,937
Total current liabilities	6,251,520	5,213,294

Commitments and contingencies (Note 4)	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 71,994,154 and 77,860,563 shares issued and outstanding	71,995	77,861
Additional paid-in-capital	50,871,742	49,456,476
Accumulated deficit	(56,327,534)	(54,177,954)
Total stockholders' deficit	(5,383,797)	(4,643,617)
Total liabilities and stockholders' deficit	$867,723	$569,677

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021

Research and development expense	$354,215	$322,504
General and administrative expense	1,723,589	1,106,884
Loss from operations	(2,077,804)	(1,429,388)

Interest expense	(71,302)	(216,886)
Other expense, net	(474)	–
Net loss	$(2,149,580)	$(1,646,274)

Basic net loss per share	$(0.03)	$(0.02)
Diluted net loss per share	$(0.03)	$(0.02)

Shares used for basic net loss per share	80,891,387	88,064,376
Shares used for diluted net loss per share	80,891,387	88,064,376

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2022	77,860,563	$77,861	$49,456,476	$(54,177,954)	$(4,643,617)
Stock-based compensation	1,800,000	1,800	1,166,890	–	1,168,690
Common stock issued in debt financing	–	–	–	–	–
Common stock issued in equity financings	1,133,591	1,134	239,576	–	240,710
Return of reserved shares	(8,800,000)	(8,800)	8,800	–	–
Net loss	–	–	–	(2,149,580)	(2,149,580)
Balances, October 31, 2022	71,994,154	$71,995	$50,871,742	$(56,327,534)	$(5,383,797)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2021	87,191,168	$87,192	$42,879,278	$(45,733,823)	$(2,767,353)
Stock-based compensation	–	–	533,105	–	533,105
Common stock issued in debt financing	200,000	200	17,518	–	17,718
Common stock issued in equity financings	3,974,482	3,974	863,061	–	867,035
Return of reserved shares	(350,000)	(350)	350	–	–
Net loss	–	–	–	(1,646,274)	(1,646,274)
Balances, October 31, 2021	91,015,650	$91,016	$44,293,312	$(47,380,097)	$(2,995,769)

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,149,580)	$(1,646,274)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	754	138
Stock-based compensation	1,168,690	533,105
Common stock issued for debt financing commitment shares	–	17,718
Amortization of beneficial conversion feature, debt discount and closing costs	68,054	166,940
Asset purchase liability	–	(1,936)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(472)	(142,653)
Increase in research and development rebate due	(312,325)	(264,209)
Increase in accounts payable	824,084	143,810
Increase (decrease) in accrued wages	113,275	(3,719)
Increase in accrued interest	2,813	31,870
Net cash used in operating activities	(284,707)	(1,165,210)

Cash flows from investing activities
Purchase of intellectual property	(8,038)	–
Net cash used in investing activities	(8,038)	–

Cash flows from financing activities:
Proceeds from notes payable	30,000	250,000
Principal payments made on notes payable	–	(37,269)
Proceeds from equity financing	240,710	867,035
Net cash provided by financing activities	270,710	1,079,766

Decrease in cash and cash equivalents	(22,035)	(85,444)

Cash and cash equivalents:
Beginning of period	72,534	556,584
End of period	$50,499	$471,140

Supplemental disclosure of non-cash information:
Increase in principal of notes payable	$115,000	$–
Shares returned to treasury	8,800	–
Common stock issued for debt financing commitment shares	–	17,718

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying financial information of Odyssey Health, Inc, formerly known as Odyssey Group International, Inc. (“Odyssey”) and our wholly-owned subsidiary Odyssey Group International Australia, Pty Ltd, is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of July 31, 2022 is derived from our 2022 Annual Report on Form 10-K. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K filed with the SEC on October 31, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the three months ended October 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2022.

Nature of Operations

Our business model is to develop or acquire unique medical-related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We are developing potentially life-saving technologies: the CardioMap® heart monitoring and screening device; the Save A Life choking rescue device, a unique neurosteroid drug compound intended to treat concussions, and a unique drug compound to treat rare brain disorders in partnership with Prevacus, Inc. To date, none of our product candidates have received regulatory clearance or approval for commercial sale.

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

Going Concern

We did not recognize any revenues for the year ended July 31, 2022, or the three months ended October 31, 2022, and we had an accumulated deficit of $56,327,534 as of October 31, 2022. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at October 31, 2022, of $50,499 may not provide enough working capital to meet our current operating expenses through December 14, 2023.

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

If we are unable to raise additional capital by December 14, 2023, we will adjust our business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC. Given our recurring losses, negative cash flow, accumulated deficit and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

Impact of COVID-19

As the COVID-19 pandemic continues to severely impact the U.S. and global economy, our business may be impacted in a variety of ways. Political, legal or regulatory actions as a result of the COVID-19 pandemic in jurisdictions where we may plan to manufacture, source or distribute products have created supply disruptions which could affect our plans, and may cause additional supply disruptions or shortages in the future. We cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions.

Note 2. New Accounting Pronouncements

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

Note 3. Intangible Assets

Intangible assets consisted of costs related to a patent for our concussion drug device combination.

Amortization expense was as follows:

	Three Months Ended October 31,
	2022	2021
Amortization expense	$754	$138

Future amortization of intangible assets is as follows:

Remainder of fiscal 2023	$2,664
Fiscal 2024	3,550
Fiscal 2025	3,550
Fiscal 2026	3,550
Fiscal 2027	3,550
Thereafter	33,680
Total amortization expense	$50,544

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2, or Level 3 during the three months ended October 31, 2022, or the year ended July 31, 2022.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended October 31, 2022.

Contingent Liabilities

At October 31, 2022 and July 31, 2022, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at October 31, 2022 and July 31, 2022 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the milestones will be met.

Fixed-Rate Debt

We have fixed-rate debt that is reported on our consolidated balance sheets at carrying value less unamortized debt discount and closing costs. The fair value of our fixed-rate debt was calculated using a discounted cash flow methodology with estimated current interest rates based on similar risk profile and duration (Level 2). The carrying value, excluding unamortized debt discount and debt issuance costs, and the fair value of our fixed-rate long-term debt were as follows:

	October 31, 2022	July 31, 2022
Carrying value	$1,725,000	$1,580,000
Fair value	$1,725,000	$1,580,000

Note 5. Debt

Promissory Note

On September 21, 2022, we entered into a promissory note for $30,000 with a consultant for investor relations services with an interest rate of 8% per annum and a due date of December 31, 2022.

LGH Investments, LLC

On September 29, 2022, we entered into Amendment No. 3 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH Investments, LLC. Pursuant to the Amendment, the parties have agreed to extend the maturity date of the note to December 31, 2022. As consideration, $115,000 was added to the principal amount outstanding and is being amortized as interest expense over the remaining term of the Note. All other terms and conditions remain the same.

Directors and Officers Promissory Note Amendments

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

Notes Payable

The following notes payable were outstanding:

	October 31, 2022	July 31, 2022
Convertible note issued to LGH due December 31, 2022 with a flat interest rate of 8.0% of the original principal of $1,050,000 and convertible at $0.20 per share	$1,295,000	$1,180,000
Promissory notes issued to officers and directors due December 31, 2022 with a fixed interest rate of 8.0% per annum (see Note 10)	125,000	125,000
Promissory note with an interest rate of 8% per annum due December 31, 2022	30,000	–
Tysadco convertible promissory note payable due March 1, 2022 with a flat interest rate of 8.0% of the original principal of $250,000 and convertible at $0.30 per share	275,000	275,000
	1,725,000	1,580,000
Unamortized debt discount and closing costs	(95,009)	(48,063)
	$1,629,991	$1,531,937

Note 6. Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At October 31, 2022, 20,000,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and 10,155,000 shares remained available for future awards.

Stock Options

Stock option activity during the quarter ended October 31, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2022	6,645,000	$0.46
Options granted	3,250,000	0.29
Options expired or cancelled	(50,000)	0.50
Options outstanding at October 31, 2022	9,845,000	0.40

Criteria used for determining the Black-Scholes value of options granted were as follows:

October 31, 2022
Expected stock price volatility	148% - 151%
Risk free interest rate	2.97% - 4.25%
Expected life of options (years)	5.0 – 10.0
Expected dividend yield	–

Restricted Stock Units (“RSUs”)

RSU activity during the quarter ended October 31, 2022 was as follows:

RSUs outstanding at July 31, 2022	2,189,695
RSUs vested	(526,680)
RSUs outstanding at October 31, 2022	1,663,015

Warrants

There was no warrant activity during the quarter ended October 31, 2022.

Unrecognized Compensation Costs

At October 31, 2022, we had unrecognized stock-based compensation of $1,826,450, which will be recognized as a component of general and administrative expenses over the weighted average remaining vesting period of 1.2 years.

Note 7. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended October 31,
	2022	2021
Options to purchase common stock	9,845,000	300,000
Shares issuable upon conversion of convertible notes and related accrued interest	7,878,333	2,034,000
Warrants to purchase common stock	7,558,607	5,745,666
Restricted stock units	1,663,015	902,083
Total potentially dilutive securities	26,944,955	8,981,749

Note 8. Research and Development Rebate

In the first quarter of fiscal 2023, we incurred $663,436 of expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate for a rebate due of $322,671, which was recorded as an offset to research and development expense during the quarter ended October 31, 2022.

Note 9. Common Stock

Common Stock for Services

In September and October 2022, in connection with entering into consulting agreements, we issued consultants 1,800,000 restricted shares of our common stock valued at an average price of $0.22 per share for a total value of $388,800 which was included in general and administrative expense in the quarter ended October 31, 2022.

Returned Shares

In September and October 2022, two shareholders returned at total of 8,800,000 common stock shares valued at $8,800 to treasury and all rights, title and interest in the shares were relinquished.

Lincoln Park

Lincoln Park Capital Fund, LLC (“LPC”) purchased 1,133,591 shares at an average price of $0.21 per share for total proceeds to us of $240,710 during the quarter ended October 31, 2022 pursuant to the LPC Purchase Agreement. As of October 31, 2022, there was $7,989,024 of remaining purchase availability related to the LPC Purchase Agreement.  See also Note 11 for information regarding sales subsequent to October 31, 2022.

Note 10. Related Party Transactions

Due to Officers

The following amounts were due to officers for reimbursement of expenses and were included in accounts payable within the accompanying consolidated balance sheets:

	October 31, 2022	July 31, 2022
Joseph M. Redmond, CEO	$27,200	$2,642
Christine Farrell, CFO	1,961	745
	$29,161	$3,387

The amount of unpaid salary and bonus due to our officers was included in accrued wages within the accompanying consolidated balance sheets and was as follows:

	October 31, 2022	July 31, 2022
Joseph M. Redmond, CEO	$759,846	$696,154
Christine Farrell, CFO	160,002	124,617
	$919,848	$820,771

Promissory Notes

In December 2021, we entered into a total of five promissory notes with three of our directors and two officers. Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. These notes bear interest at 8% per annum and are due December 31, 2022.

Note 11. Subsequent Events

Hiring of Executive Officers of Subsidiary Odyssey NeuroPharma, Inc.

On November 1, 2022, Odyssey NeuroPharma, Inc., a wholly-owned subsidiary of Odyssey Health, Inc. entered into employment agreements with Mr. Erik Emerson and Mr. Gregory Gironda (the “Executives”). The Executives entered into employment agreements for a one year term as Chief Commercial Officer and Chief Operations Officer, respectively. During the employment term, and subject to raising funds, we will pay the Executives a minimum annual base salary of $125,000, which will not begin to be payable until such time that we have raised a cumulative of $5,000,000 in funding. Each Executive was granted 600,000 shares of our common stock, with vesting based upon milestones.

LPC Draws

Subsequent to October 31, 2022 and through December 14, 2022, we sold an additional 1,100,000 shares of our common stock to LPC for total proceeds $200,320. As of December 14, 2022, LPC had purchased a total of 5,982,518 shares of our common stock for total proceeds of $2,461,296 and the remaining purchase availability was $7,788,704 and the remaining shares available were 13,288,846.

LGH Note Payable Conversion

On November 10, 2022, LGH provided notice to convert $300,000 of their outstanding convertible note into 1,500,000 shares of our common stock at $0.20 per share. Subsequent to the conversion, $995,000 remained outstanding on the convertible note.

Research and Development Rebate

On November 18, 2022, we received a research and development rebate from the government of Australia in the amount of $313,709 for clinical work performed in Australia related to our Phase I human clinical trial during the fiscal year ended July 31, 2022.

On December 8, 2022, we received a goods and service tax refund, which was accrued as part of our research and development rebate due from the Australian government, in the amount of $82,705 related to our Phase I human clinical trial during July, August and September 2022.

Prevacus Option Agreement

On November 21, 2022, we entered into an Option to Purchase Intellectual Property Agreement (the “Option Agreement”) with Prevacus, Inc. Subject to the terms and conditions of the Option Agreement, Prevacus granted us the right to purchase 100% of the intellectual assets at any time within 180 days of the effective date. We have the option to purchase and acquire from Prevacus, free and clear of all encumbrances, 100% of Prevacus’ right, title, and interest in the worldwide and USPTO Patents to PRV-001 and one Enantiomer. If we choose to exercise the option on either of the assets, we will complete the purchase within 90 days of exercising the option. As consideration, we issued Prevacus 1,000,000 shares of our common stock at $0.17 per share for a total value of $170,000 which will be expensed as a component research and development expense in the quarter ending January 31, 2023.

Mast Hill Fund L.P.

On December 13, 2022, we entered into a Securities Purchase Agreement (the “SPA”) with Mast Hill Fund, L.P. (“Mast Hill”). Pursuant to the SPA, we sold Mast Hill (i) an $870,000 face value, one-year, 10% per annum Promissory Note convertible into shares of our common stock at $0.12 per share, (ii) a five-year share purchase warrant entitling Mast Hill to acquire 2,000,000 shares of our common stock at $0.20 per share (the “Warrant”), and (iii) a five-year warrant for 4,000,000 shares of our common stock at $0.20 per share issuable in the event of default. Net proceeds after original discount, fees and expenses, was $723,868.

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

Many possible events or factors could affect our future financial results and performance and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2022 (“2022 Annual Report”) and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

Our business model is to develop or acquire unique medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We plan to develop potentially life-saving technologies: the CardioMap® heart monitoring and screening device; the Save A Life choking rescue device, a unique neurosteroid drug compound intended to treat concussions and a unique drug compound to treat rare brain disorders in partnership with Prevacus, Inc. To date, none of our product candidates has received regulatory clearance or approval for commercial sale.

We plan to license, improve, and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly, as well as to undertake and engage in our own direct marketing efforts effort as we move closer to regulatory approvals. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third-party research and development firms who specialize in the creation of our products to assist us in the development of our own products, and we will apply for trademarks and patents once we have developed proprietary products.

Recent Funding

Mast Hill Fund L.P.

On December 13, 2022, we entered into a Securities Purchase Agreement (the “SPA”) with Mast Hill Fund, L.P. (“Mast Hill”). Pursuant to the SPA, we sold Mast Hill (i) an $870,000 face value, one-year, 10% per annum Promissory Note convertible into shares of our common stock at $0.12 per share, (ii) a five-year share purchase warrant entitling Mast Hill to acquire 2,000,000 shares of our common stock at $0.20 per share (the “Warrant”), and (iii) a five-year warrant for 4,000,000 shares of our common stock at $0.20 per share issuable in the event of default. Net proceeds after original discount, fees and expenses, was $723,868.

LPC Purchase Agreement Draws

During the three months ended October 31, 2022, LPC purchased a total of 1,133,591 shares of our common stock for total proceeds of $240,710 pursuant to the August 14, 2020, LPC Purchase Agreement. Subsequent to October 31, 2022, LPC purchased an additional 1,100,000 shares for total proceeds of $200,320 and, as of December 14, 2022, LPC had purchased a total of 5,982,518 shares of our common stock for total proceeds of $2,461,296 and the remaining purchase availability was $7,788,704 and the remaining shares available were 13,288,846.

Promissory Note

On September 21, 2022, we entered into a promissory note for $30,000 with a consultant for investor relations services with an interest rate of 8% per annum and a due date of December 31, 2022.

Going Concern

We did not recognize any revenues for the year ended July 31, 2022, or the three months ended October 31, 2022, and we had an accumulated deficit of $56,327,534 as of October 31, 2022. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at October 31, 2022, of $50,499 may not provide enough working capital to meet our current operating expenses through December 14, 2023.

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

If we are unable to raise additional capital by December 14, 2023, we will adjust our business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with LPC. Given our recurring losses, negative cash flow, accumulated deficit and the impact of COVID-19, there is substantial doubt about our ability to continue as a going concern.

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

Significant Accounting Policies and Use of Estimates

During the three months ended October 31, 2022, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2022, which was filed with the SEC on October 31, 2022.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three-month periods ended October 31, 2022 or 2021. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended October 31,		$	%
	2022	2021	Change	Change
Research and development expense	$354,215	$322,504	$31,711	9.8%
General and administrative expense	1,723,589	1,106,884	616,705	55.7%
Loss from operations	(2,077,804)	(1,429,388)	648,416	45.3%
Interest expense	(71,302)	(216,886)	145,584	(67.1)%
Other expense, net	(474)	–	474	NM
Net loss	$(2,149,580)	$(1,646,274)	$503,306	30.6%
Basic and diluted net loss per share	$(0.03)	$(0.02)	$0.01	(42.3)

Research and Development Expense

Our Research and development expense includes expenses related to our current projects and include, clinical research, design and manufacturing, formulation, regulatory and consultants.

Three months ended October 31, 2022 compared to three months ended October 31, 2021
Increase (decrease) in:
Consultants	$(73,700)
Drug development	(252,632)
Phase I clinical trial	423,943
Australian research and development rebate	46,812
Prototype phase	(114,612)
Regulatory	1,900
$31,711

The decreases in drug development, consultants and prototype phase were the result of the completion of the development of the concussion drug in the fourth quarter of fiscal 2022. The increase in Phase I clinical trial relates to our concussion drug device trial.

General and Administrative Expense

Our general and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The changes in General and administrative expense were due to the following:

Three months ended October 31, 2022 compared to three months ended October 31, 2021
Increase (decrease) in:
Board and stock expense	$81,980
Business development and investor relations	533,523
Consulting fees	4,899
Financing fees	(30,113)
Insurance expense	8,395
Legal and professional fees	17,578
Wages	6,160
Other	(5,717)
$616,705

The increase in board and stock expense and business development and investor relations was due to the granting of stock and stock options to the board, officers, employees and consultants.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized beneficial conversion feature, debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended October 31,
	2022	2021
Weighted average debt outstanding	$1,633,043	$1,221,196
Weighted average interest rate	6.75%	8.0%

The increase in the weighted average debt outstanding was due to the addition of principal to both the LGH and Tysadco notes in exchange for extending the maturity date of the notes. In addition, we issued a $30,000 promissory note during the first quarter of fiscal 2023.

The decrease in the weighted average interest rate was due to the extension of maturity dates on the LGH and Tysadco notes that have flat interest rates.

Net Loss

Net loss increased in the three-month period ended October 31, 2022 compared to the same period of 2021 primarily due to increased stock-based compensation.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent debt and equity financings.

The following table sets forth the primary sources and uses of cash:

	Three Months Ended October 31,
	2022	2021
Net cash used in operating activities	$(284,707)	$(1,165,210)
Net cash used in investing activities	(8,038)	–
Net cash provided by financing activities	270,710	1,079,766

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

Debt

The following notes payable were outstanding:

	October 31, 2022	July 31, 2022
Convertible note issued to LGH due December 31, 2022 with a flat interest rate of 8.0% of the original principal of $1,050,000 and convertible at $0.20 per share	$1,295,000	$1,180,000
Promissory notes issued to officers and directors due December 31, 2022 with a fixed interest rate of 8.0% per annum (see Note 10)	125,000	125,000
Promissory note with an interest rate of 8% per annum due December 31, 2022	30,000	–
Tysadco convertible promissory note payable due March 1, 2022 with a flat interest rate of 8.0% of the original principal of $250,000 and convertible at $0.30 per share	275,000	275,000
	1,725,000	1,580,000
Unamortized debt discount and closing costs	(95,009)	(48,063)
	$1,629,991	$1,531,937

Australian Research and Development Rebate

In the first quarter of fiscal 2023, we incurred $663,436 of expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate for a rebate due of $322,671, which was recorded as an offset to research and development expense during the quarter ended October 31, 2022.

On November 18, 2022, we received a research and development rebate from the government of Australia in the amount of $313,709 for clinical work performed in Australia related to our Phase I human clinical trial during the fiscal year ended July 31, 2022.

On December 8, 2022, we received a goods and service tax refund, which was accrued as part of our research and development rebate due from the Australian government, in the amount of $82,705 related to our Phase I human clinical trial during July, August and September 2022.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 management identified the following material weaknesses in internal control over financial reporting:

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended October 31, 2022, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.	Risk Factors

There have been no material changes during the three-month period ended October 31, 2022 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2022. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2022 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Employment Agreement by and between Odyssey Group International, Inc. and Erik Emerson, dated November 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2022).
10.2	Employment Agreement by and between Odyssey Group International, Inc. and Gregory W. Gironda, dated November 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2022).
10.3	Option to Purchase Intellectual Property Agreement by and between Prevacus, Inc. and Odyssey Health, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2022).
10.4	Securities Purchase Agreement, dated December 13, 2022, by and between Odyssey Health, Inc. and Mast Hill Fund, L.P.
10.5	Promissory Note issued to Mast Hill Fund, L.P. on December 13, 2022
10.6	First Warrant issued to Mast Hill Fund, L.P. on December 13, 2022
10.7	Second Warrant issued to Mast Hill Fund, L.P. on December 13, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 14, 2022.

ODYSSEY HEALTH, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

