Form 10-Q
period 2023-01-31
Odyssey Health, Inc.
filed 2023-03-17
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

77,407,879 shares of common stock, par value $.001 per share, outstanding as of March 17, 2023

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended January 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc.

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2023	2022

Assets
Current assets:
Cash	$35,792	$72,534
Research and development rebate due from Australian government	282,978	366,475
Prepaid expenses and other current assets	94,887	87,408
Total current assets	413,657	526,417
Intangible assets, net of accumulated amortization of $3,468 and $1,960	49,790	43,260
Total assets	$463,447	$569,677

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,714,020	$1,549,568
Accrued wages	1,025,183	896,700
Accrued interest	127,650	110,063
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	125,000	125,000
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $471,651 and $48,063	1,713,349	1,406,937
Total current liabilities	5,830,228	5,213,294

Commitments and contingencies (Note 4)

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 75,807,879 and 77,860,563 shares issued and outstanding	75,808	77,861
Additional paid-in-capital	52,556,673	49,456,476
Accumulated deficit	(57,999,262)	(54,177,954)
Total stockholders' deficit	(5,366,781)	(4,643,617)
Total liabilities and stockholders' deficit	$463,447	$569,677

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2023	2022	2023	2022

In-process research and development expense	$170,000	$–	$170,000	$–
Research and development expense	3,889	460,723	358,104	783,227
General and administrative expense	1,312,603	1,515,241	3,036,192	2,622,126
Loss from operations	(1,486,492)	(1,975,964)	(3,564,296)	(3,405,353)

Interest expense	(194,191)	(208,767)	(265,493)	(425,709)
Other income, net	8,955	492,018	8,481	492,075
Net loss and comprehensive loss	$(1,671,728)	(1,692,713)	$(3,821,308)	$(3,338,987)

Basic net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Shares used for basic net loss per share	81,784,549	91,615,244	81,616,937	91,323,476
Shares used for diluted net loss per share	81,784,549	91,615,244	81,616,937	91,323,476

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc.

Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Deficit
Balances, July 31, 2022	77,860,563	$77,861	$49,456,476	$(54,177,954)	$(4,643,617)
Stock-based compensation	1,800,000	1,800	1,166,890	–	1,168,690
Common stock issued in equity financings	1,133,591	1,134	239,576	–	240,710
Return of reserved shares	(8,800,000)	(8,800)	8,800	–	–
Net loss	–	–	–	(2,149,580)	(2,149,580)
Balances, October 31, 2022	71,994,154	71,995	50,871,742	(56,327,534)	(5,383,797)
Stock-based compensation	–	–	659,846	–	659,846
Common stock issued in debt financing	213,725	213	13,230	–	13,443
Warrants issued in debt financing	–	–	345,135	–	345,135
Common stock issued in equity financings	1,100,000	1,100	199,220	–	200,320
Common stock issued in conversion of debt	1,500,000	1,500	298,500	–	300,000
Common stock issued in option purchase agreement	1,000,000	1,000	169,000	–	170,000
Net loss	–	–	–	(1,671,728)	(1,671,728)
Balances, January 31, 2023	75,807,879	$75,808	$52,556,673	$(57,999,262)	$(5,366,781)

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,821,308)	$(3,338,987)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	1,508	728
Stock-based compensation	1,828,536	1,044,415
Common stock issued for debt financing	–	17,718
Amortization of beneficial conversion feature, debt discount and closing costs	246,122	339,343
In-process research and development	170,000	–
Asset purchase liability	–	(1,936)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(7,479)	(104,437)
Decrease research and development rebate due from Australian government	83,497	–
Increase (decrease) in accounts payable	164,452	(69,897)
Increase in accrued wages	128,483	460,025
Increase in accrued interest	17,587	68,235
Net cash used in operating activities	(1,188,602)	(1,584,793)

Cash flows from investing activities:
Purchase of patents	(8,038)	(45,220)
Net cash used in investing activities	(8,038)	(45,220)

Cash flows from financing activities:
Proceeds from notes payable	830,400	375,000
Principal payments made on notes payable	(35,000)	(37,269)
Financing closing costs paid with cash	(76,532)	–
Proceeds from equity financing	441,030	867,035
Net cash provided by financing activities	1,159,898	1,204,766

Decrease in cash	(36,742)	(425,247)

Cash:
Beginning of period	72,534	556,584
End of period	$35,792	$131,337

Supplemental disclosure of cash and non-cash information:
Cash paid for interest	$–	$954
Common stock issued in conversion of debt	300,000	–
Increase in principal of notes payable	165,000	–
Shares returned to treasury	8,800	–
Original issue discount on debt	69,600	–
Stock issued in exchange for closing costs	13,443	–
Warrants issued in connection with debt financing	345,135	–
Common stock issued in option purchase agreement	170,000	–

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.       Basis of Presentation, Nature of Operations and Going Concern

Basis of Presentation

The accompanying financial information of Odyssey Health, Inc, formerly known as Odyssey Group International, Inc. (“Odyssey”) and our wholly-owned subsidiary Odyssey Group International Australia, Pty Ltd, is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. However, such information reflects all adjustments, consisting only of normal recurring adjustments unless otherwise noted, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of July 31, 2022 is derived from our 2022 Annual Report on Form 10-K. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K filed with the SEC on October 31, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the six months ended January 31, 2023, from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2022.

Nature of Operations

Our business model is to develop or acquire unique medical-related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We are developing potentially life-saving technologies: the CardioMap® heart monitoring and screening device, the Save A Life choking rescue device, a unique neurosteroid drug compound intended to treat concussions, and a unique drug compound to treat rare brain disorders in partnership with Prevacus, Inc. To date, none of our product candidates has received regulatory clearance or approval for commercial sale.

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

Going Concern

We did not recognize any revenues for the year ended July 31, 2022, or the six months ended January 31, 2023, and we had an accumulated deficit of $57,999,262 as of January 31, 2023. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at January 31, 2023, of $35,792 may not provide enough working capital to meet our current operating expenses through March 17, 2024.

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

If we are unable to raise additional capital by March 17, 2024, we will adjust our business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, is it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with Lincoln Park Capital Fund, LLC (“LPC”). Given our recurring losses, negative cash flow, and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Note 2.       New Accounting Pronouncement

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

Note 3.       Intangible Assets

Intangible assets consisted of costs related to a patent for our concussion drug device combination.

Amortization expense was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Amortization expense	$754	$452	$1,508	$452

Future amortization of intangible assets is as follows:

Remainder of fiscal 2023	$1,910
Fiscal 2024	3,550
Fiscal 2025	3,550
Fiscal 2026	3,550
Fiscal 2027	3,550
Thereafter	33,680
Total amortization expense	$49,790

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the six months ended January 31, 2023, or the year ended July 31, 2022.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended January 31, 2023.

Contingent Liabilities

At January 31, 2023 and July 31, 2022, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero as of both January 31, 2023 and July 31, 2022, since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at January 31, 2023 and July 31, 2022 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero as of both January 31, 2023 and July 31, 2022, as it is not yet probable that any of the milestones will be met.

Fixed-Rate Debt

We have fixed-rate debt that is reported on our accompanying consolidated balance sheets at carrying value less unamortized debt discount and closing costs. The fair value of our fixed rate debt was calculated using a discounted cash flow methodology with estimated current interest rates based on similar risk profile and duration (Level 2). The carrying value, excluding unamortized debt discount and debt issuance costs, and the fair value of our fixed-rate long-term debt were as follows:

	January 31, 2023	July 31, 2022
Carrying value	$2,310,000	$1,580,000
Fair value	$2,310,000	$1,580,000

Note 5.       Debt

Promissory Note

On September 21, 2022, we entered into a promissory note for $30,000 with a consultant for investor relations services with an interest rate of 8% per annum and a due date of December 31, 2022.

On December 30, 2022, this promissory note was amended to extend the maturity date to January 31, 2023. On January 31, 2023, the note was extended to June 30, 2023. As consideration, the consultant was granted a five-year stock option for 50,000 shares of common stock at $0.17 per share. All other terms and conditions remain the same.

LGH Investments, LLC

On September 29, 2022, we entered into Amendment No. 3 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH Investments, LLC (“LGH”). Pursuant to the Amendment No. 3, the maturity date of the note was extended to December 31, 2022. As consideration, $115,000 was added to the principal amount outstanding and is being amortized as interest expense over the remaining term of the Note. All other terms and conditions remain the same.

On November 10, 2022, LGH provided notice to convert $300,000 of their outstanding convertible note into 1,500,000 shares of our common stock at $0.20 per share.

On December 29, 2022, we entered into Amendment No. 4 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment No. 4, the maturity date of the note was extended to March 31, 2023. As consideration, we paid $35,000 towards the principal amount outstanding and $50,000 was added to the principal amount outstanding. All other terms and conditions remain the same. Subsequent to Amendment No. 4 and the conversion, $1,010,000 remained outstanding on the convertible note.

Directors and Officers Promissory Note Amendments

On September 30, 2022, we entered into five Promissory Note Amendments, to the Promissory Notes entered into December 21, 2021 and December 22, 2021, and as amended April 20, 2022, and June 3, 2022, with three directors and two officers. Pursuant to the Amendments, the parties have agreed to extend the maturity date of the Promissory Notes to December 31, 2022. All other terms and conditions remain the same.

On December 30, 2022, the Promissory Notes were again amended to extend the maturity date to March 31, 2023. All other terms and conditions remain the same.

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

Notes Payable

The following notes payable were outstanding:

	January 31, 2023	July 31, 2022
Convertible note issued to LGH due March 31, 2023 with a flat interest rate of 8.0% of the original principal of $1,050,000 and convertible at $0.20 per share	$1,010,000	$1,180,000
Promissory notes issued to officers and directors due March 31, 2023 with a fixed interest rate of 8.0% per annum (see Note 10)	125,000	125,000
Promissory note with an interest rate of 8% per annum due June 31, 2023	30,000	–
Tysadco convertible promissory note payable due December 31, 2023 with a flat interest rate of 8.0% of the original principal of $250,000 and convertible at $0.30 per share (see Note 11)	275,000	275,000
Mast Hill convertible promissory note due December 13, 2023 with a fixed interest rate of 10% per annum and convertible at $0.12 per share	870,000	–
	2,310,000	1,580,000
Unamortized debt discount and closing costs	(471,651)	(48,063)
	$1,838,349	$1,531,937

Note 6.       Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At January 31, 2023, 20,000,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and 1,005,000 shares remained available for future awards.

Stock Options

Stock option activity during the six months ended January 31, 2023 was as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at July 31, 2022	6,645,000	$0.46
Options granted	4,750,000	0.27
Options expired or cancelled	(1,275,000)	0.39
Options outstanding at January 31, 2023	10,120,000	$0.38

Criteria used for determining the Black-Scholes value of options granted during the six months ended January 31, 2023 were as follows:

Expected stock price volatility	146% - 151%
Risk free interest rate	2.97% - 4.25%
Expected life of options (years)	5.0 – 10.0
Expected dividend yield	–

Restricted Stock Units (“RSUs”)

RSU activity during the six months ended January 31, 2023 was as follows:

RSUs outstanding at July 31, 2022	2,189,695
RSU issued	2,800,000
RSUs vested	(167,473)
RSUs forfeited	(1,000,000)
RSUs outstanding at January 31, 2023	3,822,222

Warrants

Warrant activity during the six months ended January 31, 2023 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2022	7,558,607	$0.69
Warrants issued	6,000,000	0.20
Warrants outstanding at January 31, 2023	13,558,607	$0.47

Unrecognized Compensation Costs

At January 31, 2023, we had unrecognized stock-based compensation of $1,971,976, which will be recognized over the weighted average remaining vesting period of 0.9 years.

Note 7. Research and Development Rebate

We incurred expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate which were recorded as an offset to research and development expense as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Research and development expense offset	$592	$6,219	$323,263	$214,120

Note 8.       Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Six Months Ended January 31,
	2023	2022
Options to purchase common stock	10,120,000	1,250,000
Shares issuable upon conversion of convertible notes and related accrued interest	14,428,333	2,034,000
Warrants to purchase common stock	13,558,607	5,745,666
Restricted stock units	3,822,222	4,305,556
Total potentially dilutive securities	41,929,162	13,335,222

Note 9.       Common Stock

Reverse Split

At our annual stockholder meeting held on January 12, 2023, the stockholders approved the proposal that granted the Board discretionary authority to amend our Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock in a range of not less than two shares and not more than 200 shares at any time on or before December 31, 2023. As determined by our Board, such stock split could be effected at a time and choosing of the Board. The amendment did not change the number of authorized shares of common stock or preferred stock or the relative voting power of our stockholders. The number of authorized shares will not be reduced. The number of authorized but unissued shares of our common stock will materially increase and will be available for re-issuance. We reserve the right not to effect any reverse stock split if the Board does not deem it to be in the best interests of our stockholders and the Board's decision as to whether and when to effect the reverse stock split will be based on a number of factors, including prevailing market conditions, existing and expected trading prices for our common stock, actual or forecasted results of operations, and the likely effect of such results on the market price of our common stock.

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

Lincoln Park

LPC purchased 2,233,591 shares at an average price of $0.20 per share for total proceeds to us of $441,030 during the six months ended January 31, 2023, pursuant to the LPC Purchase Agreement. As of January 31, 2023, there was $7,788,704 of remaining purchase availability related to the LPC Purchase Agreement. See Note 11 for information regarding purchases subsequent to January 31, 2023.

Prevacus Option Agreement

On November 21, 2022, we entered into an Option to Purchase Intellectual Property Agreement (the “Option Agreement”) with Prevacus, Inc. Subject to the terms and conditions of the Option Agreement, Prevacus granted us the right to purchase 100% of the intellectual assets at any time within 180 days of the effective date. We have the option to purchase and acquire from Prevacus, free and clear of all encumbrances, 100% of Prevacus’ right, title, and interest in the worldwide and USPTO Patents to PRV-001 and one Enantiomer. If we choose to exercise the option on either of the assets, we will complete the purchase within 90 days of exercising the option. As consideration, we issued Prevacus 1,000,000 shares of our common stock at $0.17 per share for a total value of $170,000 which was expensed as In-process research and development expense in the quarter ended January 31, 2023. The Parties agree that the compensation Odyssey will pay to Prevacus for 100% of PRV-001 will be 2,000,000 shares of Odyssey Common Stock and the consideration for the enantiomer will be 1,000,000 shares of Odyssey Common Stock. The total purchase price will be net of any equity paid to purchase the Option.

Note 10.        Related Party Transactions

Due to Officers

The following amounts were due to officers for reimbursement of expenses and were included in accounts payable within the accompanying consolidated balance sheets:

	January 31, 2023	July 31, 2022
Joseph M. Redmond, CEO	$84	$2,642
Christine Farrell, CFO	696	745
	$780	$3,387

The amount of unpaid salary and bonus due to our officers was included in accrued wages within the accompanying consolidated balance sheets and was as follows:

	January 31, 2023	July 31, 2022
Joseph M. Redmond, CEO	$778,123	$696,154
Christine Farrell, CFO	170,156	124,617
	$948,279	$820,771

Promissory Notes

In December 2021, we entered into a total of five promissory notes with three of our directors and two officers. Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. These notes bear interest at 8% per annum and are due March 31, 2023.

Note 11.       Subsequent Events

Subsequent to January 31, 2023 and through March 17, 2023, we sold an additional 1,100,000 shares of our common stock to LPC for total proceeds of $115,270. As of March 17, 2023, LPC had purchased a total of 7,082,518 shares of our common stock for total proceeds of $2,576,566 and the remaining purchase availability was $7,673,433 and the remaining shares available were 12,188,846. Pursuant to our agreement with Mast Hill, we are required to notify Mast Hill of any draws on the LPC equity line of credit and at their request remit 30% of the proceeds. As of March 17, 2023, we have accrued $34,581.

On March 14, 2023, we entered into a Second Amendment to the Convertible Promissory Note (the “Second Amendment”) to the Securities Purchase Agreement dated August 29, 2021, with Tysadco. Pursuant to the Second Amendment, the parties agreed to extend the maturity date of the note to December 31, 2023. As consideration, the conversion price was amended to $0.20 per share from $0.30 per share and, upon execution, we converted $100,000 of the note into 500,000 shares of our Common Stock. Subsequent to this conversion, $175,000 remained outstanding on the note. In addition, Tysadco assigned this note to ClearThink Capital Partners LLC.

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

Overview

Our business model is to develop or acquire unique medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We plan to develop potentially life-saving technologies: the CardioMap® heart monitoring and screening device, the Save A Life choking rescue device, a unique neurosteroid drug compound intended to treat concussions and a unique drug compound to treat rare brain disorders in partnership with Prevacus, Inc. To date, none of our product candidates has received regulatory clearance or approval for commercial sale.

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

LPC Purchase Agreement Draws

During the six months ended January 31, 2023, LPC purchased a total of 2,233,591 shares of our common stock for total proceeds of $441,030 pursuant to the August 14, 2020, LPC Purchase Agreement. Subsequent to January 31, 2023 and through March 17, 2023, we sold an additional 1,100,000 shares of our common stock to LPC for total proceeds of $115,270. As of March 17, 2023, LPC had purchased a total of 7,082,518 shares of our common stock for total proceeds of $2,576,566 and the remaining purchase availability was $7,673,433 and the remaining shares available were 12,188,846.

Promissory Note

On September 21, 2022, we entered into a promissory note for $30,000 with a consultant for investor relations services with an interest rate of 8% per annum and a due date of December 31, 2022. On December 30, 2022, this promissory note was amended to extend the maturity date to January 31, 2023. On January 31, 2023, the note was extended to June 30, 2023.

Going Concern

See Note 1 of Notes to Financial Statements.

Significant Accounting Policies and Use of Estimates

During the six months ended January 31, 2023, there were no significant changes to our significant accounting policies and estimates are described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2022, which was filed with the Securities and Exchange Commission on October 31, 2022.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three or six month periods ended January 31, 2023 or 2022. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended January 31,		$	%
	2023	2022	Change	Change
In-process research and development expense	$170,000	$–	$170,000	100.0%
Research and development expense	3,889	460,723	(456,834)	(99.2%	)
General and administrative expense	1,312,603	1,515,241	(202,638)	(13.4%	)
Loss from operations	(1,486,492)	(1,975,964)	(489,472)	(24,8%	)
Interest expense	(194,191)	(208,767)	14,576	(7.0%	)
Other income, net	8,955	492,018	(483,062)	(98.2%	)
Net loss	$(1,671,728)	$(1,692,713)	$(20,985)	(1.2%	)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$–	–

	Six Months Ended January 31,		$	%
	2023	2022	Change	Change
In-process research and development expense	$170,000	$–	$170,000	100.00%
Research and development expense	358,104	783,227	(425,123)	(54.3%	)
General and administrative expense	3,036,192	2,622,126	414,066	15.8%
Loss from operations	(3,564,296)	(3,405,353)	(158,943)	4.7%
Interest expense	(265,493)	(425,709)	160,217	(37.6%	)
Other income, net	8,481	492,075	(483,594)	(98.3%	)
Net loss	$(3,821,308)	$(3,338,987)	$475,223	14.5%
Basic and diluted net loss per share	$(0.05)	$(0.04)	$0.01	25.0%

In-Process Research and Development

In-process research and development in the three and six-month periods ended January 31, 2023, relates to the value of the 1,000,000 shares of our Common Stock with a value of $0.17 per share issued to Prevacus in connection with the November 2022 Option Agreement. See Note 9.

Research and Development Expense

Our Research and development expense includes expenses related to our current projects and include, clinical research, design and manufacturing, formulation, regulatory and consultants.

The decreases in Research and development expense were due to the following:

	Three months ended January 31, 2023 compared to three months ended January 31, 2022	Six months ended January 31, 2023 compared to six months ended January 31, 2022
Increase (decrease) in:
Consultants	$(38,858)	$(112,558)
Drug development	(228,120)	(480,752)
Phase I clinical trial	(96,518)	421,050
Australian research and development rebate	5,627	(41,185)
Prototype phase	(87,841)	(202,454)
Regulatory	(11,124)	(9,224)
	$(456,834)	$(425,123)

The decreases in drug development, consultants and prototype phase were the result of the completion of the development of the concussion drug in the fourth quarter of fiscal 2022. The decrease in the three month ended January 31, 2023, as compared to the increase in the six months ended January 31, 2023, is the result of the completion of dosing patients the Phase I clinical trial of our concussion drug device trial in first quarter of fiscal 2023.

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The changes in General and administrative expense were due to the following:

	Three months ended January 31, 2023 compared to three months ended January 31, 2022	Six months ended January 31, 2023 compared to six months ended January 31, 2022
Increase (decrease) in:
Board and stock expense	$148,468	$395,253
Business development and investor relations	109,347	454,464
Consulting fees	23,675	47,175
Financing fees	–	(30,113)
Legal and professional fees	(88,240)	(65,662)
Wages	(401,344)	(395,184)
Other	5,456	8,133
	$(202,638)	$414,066

The increases in board and stock expense were due to the vesting of restricted stock units. The increases in business development and investor relations were a result of increased activities related to business development. The decreases in wages were due to the $400,000 bonus granted to our executive officers January 2022.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Weighted average debt outstanding	$1,828,370	$1,354,619	$1,779,701	$1,315,217
Weighted average interest rate	6.2%	7.9%	6.8%	8.1%

The increases in the weighted average debt outstanding were due to the addition of principal to both the LGH and Tysadco notes in exchange for extending the maturity date of the notes. In addition, we issued a $30,000 promissory note during the first quarter of fiscal 2023 and an $870,000 promissory note during the second quarter of fiscal 2023.

The decreases in the weighted average interest rates were due to the extension of maturity dates on the LGH and Tysadco notes that have flat interest rates.

Other Income, net

Other income, net in the three and six months ended January 31, 2022, included a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. Other income, net in all periods includes foreign exchange gains and losses related to invoices denominated and paid in foreign currencies.

Net Loss

Net loss decreased in the three months ended January 31, 2023, compared to the same period of the prior year due to decreased research and development expense, general and administrative expense and interest expense as discussed above. Net loss increased in the six months ended January 31, 2023, compared to the same period of the prior year due to increased general and administrative expense, partially offset by decreased research and development expense and interest expense as discussed above.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent debt and equity financings.

The following table sets forth the primary sources and uses of cash:

	Six Months Ended January 31,
	2023	2022
Net cash used in operating activities	$(1,188,602)	$(1,584,793)
Net cash used in investing activities	(8,038)	(45,220)
Net cash provided by financing activities	1,159,898	1,204,766

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

Debt

The following notes payable were outstanding:

	January 31, 2023	July 31, 2022
Convertible note issued to LGH due March 31, 2023 with a flat interest rate of 8.0% of the original principal of $1,050,000 and convertible at $0.20 per share	$1,010,000	$1,180,000
Promissory notes issued to officers and directors due March 31, 2023 with a fixed interest rate of 8.0% per annum (see Note 10)	125,000	125,000
Promissory note with an interest rate of 8% per annum due June 31, 2023	30,000	–
Tysadco convertible promissory note payable due December 31, 2023 with a flat interest rate of 8.0% of the original principal of $250,000 and convertible at $0.30 per share (see Note 11)	275,000	275,000
Mast Hill convertible promissory note due December 13, 2023 with a fixed interest rate of 10% per annum and convertible at $0.12 per share	870,000	–
	2,310,000	1,580,000
Unamortized debt discount and closing costs	(471,651)	(48,063)
	$1,838,349	$1,531,937

Australian Research and Development Rebate

In the first six months of fiscal 2023, we incurred $658,962 of expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate for a rebate due of $323,263, which was recorded as an offset to Research and development expense.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of January 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below, our disclosure controls and procedures were not effective.

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended January 31, 2023, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the six months ended January 31, 2023, to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2022. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2022 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Amendment No. 4 dated December 29, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021. Incorporated by reference to Form 8-K filed with the SEC on January 3, 2023.
10.2*	Form of Amendment No. 4 dated December 30, 2022 to Promissory Note with Directors and Officers Dated December 21, 2021. Incorporated by reference to Form 8-K filed with the SEC on January 3, 2023.
10.3	Amendment No. 1 dated December 30, 2022 to Promissory Note with accredited investor Jonathan Lutz, dated September 21, 2022. Incorporated by reference to Form 8-K filed with the SEC on January 3, 2023.
10.4	Amendment No. 2 dated January 31, 2023 to Promissory Note with accredited investor Jonathan Lutz, dated September 21, 2022.
10.5	Second Amendment and Assignment to Convertible Promissory Note dated March 14, 2023 to Promissory Note dated August 29, 2021 with Tysadco Partners, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

* Management or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 17, 2023.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

