Form 10-Q
period 2023-04-30
Odyssey Health, Inc.
filed 2023-06-14
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

78,507,879 shares of common stock, par value $.001 per share, outstanding as of June 14, 2023

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended April 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc.

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2023	2022

Assets
Current assets:
Cash	$1,234	$72,534
Research and development rebate due from Australian government	294,654	366,475
Prepaid expenses and other current assets	91,251	87,408
Total current assets	387,139	526,417
Intangible assets, net of accumulated amortization of $3,468 and $1,960	48,769	43,260
Total assets	$435,908	$569,677

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,913,679	$1,549,568
Accrued wages	1,162,844	896,700
Accrued interest	151,884	110,063
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	125,000	125,000
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $327,294 and $48,063	1,777,706	1,406,937
Total current liabilities	6,256,139	5,213,294

Commitments and contingencies (Note 4)

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 78,107,879 and 77,860,563 shares issued and outstanding	78,108	77,861
Additional paid-in-capital	53,385,027	49,456,476
Accumulated deficit	(59,283,366)	(54,177,954)
Total stockholders' deficit	(5,820,231)	(4,643,617)
Total liabilities and stockholders' deficit	$435,908	$569,677

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2023	2022	2023	2022

In-process research and development expense	$–	$–	$170,000	$–
Research and development expense	35,040	63,139	393,144	846,366
General and administrative expense	1,059,570	2,803,397	4,095,763	5,425,523
Loss from operations	(1,094,610)	(2,866,536)	(4,658,907)	(6,271,889)

Interest expense	(189,415)	(232,686)	(454,907)	(658,395)
Other income (expense), net	(79)	(49)	8,402	492,026
Net loss and comprehensive loss	$(1,284,104)	$(3,099,271)	$(5,105,412)	$(6,438,258)

Basic net loss per share	$(0.02)	$(0.04)	$(0.06)	$(0.07)
Diluted net loss per share	$(0.02)	$(0.04)	$(0.06)	$(0.07)

Shares used for basic net loss per share	83,162,747	83,948,500	81,835,188	88,843,353
Shares used for diluted net loss per share	83,162,747	83,948,500	81,835,188	88,843,353

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc.

Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2022	77,860,563	$77,861	$49,456,476	$(54,177,954)	$(4,643,617)
Stock-based compensation	1,800,000	1,800	1,166,890	–	1,168,690
Common stock issued in equity financings	1,133,591	1,134	239,576	–	240,710
Return of reserved shares	(8,800,000)	(8,800)	8,800	–	–
Net loss	–	–	–	(2,149,580)	(2,149,580)
Balances, October 31, 2022	71,994,154	71,995	50,871,742	(56,327,534)	(5,383,797)
Stock-based compensation	–	–	659,846	–	659,846
Common stock issued in debt financing	213,725	213	13,230	–	13,443
Warrants issued in debt financing	–	–	345,135	–	345,135
Common stock issued in equity financings	1,100,000	1,100	199,220	–	200,320
Common stock issued in conversion of debt	1,500,000	1,500	298,500	–	300,000
Common stock issued in option purchase agreement	1,000,000	1,000	169,000	–	170,000
Net loss	–	–	–	(1,671,728)	(1,671,728)
Balances, January 31, 2023	75,807,879	75,808	52,556,673	(57,999,262)	(5,366,781)
Stock-based compensation	500,000	500	598,464	–	598,964
Common stock issued in equity financings	1,300,000	1,300	130,390	–	131,690
Common stock issued in conversion of debt	500,000	500	99,500	–	100,000
Net loss	–	–	–	(1,284,104)	(1,284,104)
Balances, April 30, 2023	78,107,879	$78,108	$53,385,027	$(59,283,366)	$(5,820,231)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2021	87,191,168	$87,191	$42,879,278	$(45,733,823)	$(2,767,354)
Stock-based compensation	–	–	533,105	–	533,105
Common stock issued in debt financing	200,000	200	17,518	–	17,718
Common stock issued in equity financings	3,974,482	3,974	863,061	–	867,035
Return of reserved shares	(350,000)	(350)	350	–	–
Net loss	–	–	–	(1,646,274)	(1,646,274)
Balances, October 31, 2021	91,015,650	91,016	44,293,312	(47,380,097)	(2,995,769)
Stock-based compensation	–	–	511,310	–	511,310
Return of reserved shares	(8,309,578)	(8,309)	8,309	–	–
Net loss	–	–	–	(1,692,713)	(1,692,713)
Balances, January 31, 2022	82,706,072	$82,707	$44,812,931	$(49,072,810)	$(4,177,172)
Stock-based compensation	–	–	430,726	–	430,726
Common stock issue in connection with Prevacus milestone	1,000,000	1,000	(1,000)	–	–
Common stock issued in for consulting services	3,000,000	3,000	1,607,000	–	1,610,000
Vesting of RSUs	500,000	500	(500)	–	–
Common stock issued in debt financing	100,000	100	50,900	–	51,000
Common stock issued in equity financings	3,070,800	3,071	1,101,910	–	1,104,981
Return of shares to treasury	(7,500,000)	(7,500)	7,500	–	–
Net loss	–	–	–	(3,099,271)	(3,099,271)
Balances, April 30, 2022	82,876,872	$82,878	$48,009,467	$(52,172,081)	$(4,079,736)

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(5,105,412)	$(6,438,258)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	2,529	1,620
Stock-based compensation	2,427,500	3,085,141
Amortization of beneficial conversion feature, debt discount and closing costs	410,479	555,884
In-process research and development	170,000	–
Asset purchase liability	–	(1,936)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(3,843)	(255,255)
Decrease research and development rebate due from Australian government	71,821	–
Increase (decrease) in accounts payable	364,111	(166,826)
Increase in accrued wages	266,144	563,733
Increase in accrued interest	41,821	101,086
Net cash used in operating activities	(1,354,850)	(2,554,811)

Cash flows from investing activities:
Purchase of patents	(8,038)	(45,220)
Net cash used in investing activities	(8,038)	(45,220)

Cash flows from financing activities:
Proceeds from notes payable	830,400	375,000
Principal payments made on notes payable	(35,000)	(37,269)
Financing closing costs paid with cash	(76,532)	–
Proceeds from equity financing	572,720	1,972,016
Net cash provided by financing activities	1,291,588	2,309,747

Decrease in cash	(71,300)	(290,284)

Cash:
Beginning of period	72,534	556,584
End of period	$1,234	$266,300

Supplemental disclosure of cash and non-cash information:
Cash paid for interest	$–	$954
Common stock issued for debt financing commitment shares	–	68,718
Common stock issued in conversion of debt	400,000	–
Increase in principal of notes payable	185,000	–
Shares returned to treasury	8,800	–
Original issue discount on debt	69,600	–
Stock issued in exchange for closing costs	13,443	–
Warrants issued in connection with debt financing	345,135	–
Common stock issued in option purchase agreement	170,000	–

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

Significant Accounting Policies

Our significant accounting policies have not changed during the nine months ended April 30, 2023, from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2022.

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

We plan to license, improve, and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly and undertake and engage in our own direct marketing efforts. We will determine the most effective distribution method for each unique product that we include in our portfolio. We will engage third-party research and development firms who specialize in the creating of our products to assist us in the developing our own products, and we will apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our products are in development and Food and Drug Administration ("FDA") clearance or approval to market our products will be required in order to sell in the United States.

Going Concern

We did not recognize any revenues for the year ended July 31, 2022, or the nine months ended April 30, 2023, and we had an accumulated deficit of $59,283,366 as of April 30, 2023. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at April 30, 2023, of $1,234 will not provide enough working capital to meet our current operating expenses through June 14, 2024.

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

If we are unable to raise additional capital by June 14, 2024, we will adjust our business plan. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with Lincoln Park Capital Fund, LLC (“LPC”). Due to the limitations in the equity line of credit, we may need to do one or more of the following during the fourth quarter of 2023; secure additional debt financing, secure additional equity financing, secure a strategic partner, reduce our operating expenditures, or seek bankruptcy protection. Given our recurring losses, negative cash flow, and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

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

Note 3.       Intangible Assets

Intangible assets consisted of costs related to a patent for our concussion drug device combination.

Amortization expense was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Amortization expense	$1,022	$892	$2,529	$1,620

Future amortization of intangible assets is as follows:

Remainder of fiscal 2023	$889
Fiscal 2024	3,550
Fiscal 2025	3,550
Fiscal 2026	3,550
Fiscal 2027	3,550
Thereafter	33,680
Total amortization expense	$48,769

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the nine months ended April 30, 2023, or the year ended July 31, 2022.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended April 30, 2023.

Contingent Liabilities

At April 30, 2023 and July 31, 2022, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero as of both April 30, 2023 and July 31, 2022, since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at April 30, 2023 and July 31, 2022 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero as of both April 30, 2023 and July 31, 2022, as it is not yet probable that any of the milestones will be met.

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

	April 30, 2023	July 31, 2022
Carrying value	$2,230,000	$1,580,000
Fair value	$2,230,000	$1,580,000

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

LGH Investments, LLC

On September 29, 2022, we entered into Amendment No. 3 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH Investments, LLC (“LGH”). Pursuant to Amendment No. 3, the maturity date of the note was extended to December 31, 2022. As consideration, $115,000 was added to the principal amount outstanding and is being amortized as interest expense over the remaining term of the Note. All other terms and conditions remain the same.

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

On March 31, 2023, we entered into Amendment No. 5 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment No. 5, the maturity date of the note was extended to June 30, 2023. As consideration, $20,000 was added to the principal amount outstanding. All other terms and conditions remain the same. Subsequent to Amendment No. 5 and the conversion, $1,030,000 remained outstanding on the convertible note.

Tysadco Partners, LLC/ClearThink Capital Partners, LLC

On March 14, 2023, we entered into a Second Amendment to the Convertible Promissory Note (the “Second Amendment”) to the Securities Purchase Agreement dated August 29, 2021, with Tysadco Partners, LLC (“Tysadco”). Pursuant to the Second Amendment, the parties agreed to extend the maturity date of the note to December 31, 2023. As consideration, the conversion price was amended to $0.20 per share from $0.30 per share and, upon execution, we converted $100,000 of the note into 500,000 shares of our common stock. Subsequent to this conversion, $175,000 remained outstanding on the note. In addition, Tysadco assigned this note to ClearThink Capital Partners, LLC.

Directors and Officers Promissory Note Amendments

On March 31, 2023, we entered into five Promissory Note Amendments, to the Promissory Notes entered into December 21, 2021 and December 22, 2021, and as amended April 20, 2022, June 3, 2022, September 30, 2022 and December 31, 2022, with three directors and two officers to extend the maturity date to June 30, 2023. All other terms and conditions remain the same.

Mast Hill Fund L.P.

On December 13, 2022, we entered into a Securities Purchase Agreement (the “SPA”) with Mast Hill Fund, L.P. (“Mast Hill”). Pursuant to the SPA, we sold Mast Hill (i) an $870,000 face value, one-year, 10% per annum Promissory Note convertible into shares of our common stock at $0.12 per share, (ii) a five-year share purchase warrant entitling Mast Hill to acquire 2,000,000 shares of our common stock at $0.20 per share (the “Warrant”), and (iii) a five-year warrant for 4,000,000 shares of our common stock at $0.20 per share issuable in the event of default. Net proceeds after original discount, fees, and expenses, was $723,868. Pursuant to our agreement with Mast Hill, we are required to notify Mast Hill of any draws on the LPC equity line of credit and at their request remit 30% of the proceeds. In connection with the Mast Hill agreement, we issued Carter Terry & Company, Inc. 213,725 shares of our common stock valued at $13,443.

Notes Payable

The following notes payable were outstanding:

	April 30, 2023	July 31, 2022
Convertible note issued to LGH due June 30, 2023, with a flat interest rate of 8.0% of the original principal of $1,050,000 and convertible at $0.20 per share	$1,030,000	$1,180,000
Promissory notes issued to officers and directors due June 30, 2023 with a fixed interest rate of 8.0% per annum (see Note 10)	125,000	125,000
Promissory note with an interest rate of 8% per annum due June 30, 2023	30,000	–
Tysadco convertible promissory note payable due December 31, 2023, with a flat interest rate of 8.0% of the original principal of $250,000 and convertible at $0.20 per share	175,000	275,000
Mast Hill convertible promissory note due December 13, 2023 with a fixed interest rate of 10% per annum and convertible at $0.12 per share	870,000	–
	2,230,000	1,580,000
Unamortized debt discount and closing costs	(327,294)	(48,063)
	$1,902,706	$1,531,937

Note 6.       Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At April 30, 2023, 20,000,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and no remaining shares are available for future awards. 700,000 shares have been granted outside the plan.

Stock Options

Stock option activity during the nine months ended April 30, 2023 was as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at July 31, 2022	6,645,000	$0.46
Options granted	5,450,000	0.25
Options expired or canceled	(1,275,000)	0.39
Options outstanding at April 30, 2023	10,820,000	$0.36

Criteria used for determining the Black-Scholes value of options granted during the nine months ended April 30, 2023 were as follows:

Expected stock price volatility	145% - 151%
Risk free interest rate	2.97% - 4.25%
Expected life of options (years)	5.0 – 10.0
Expected dividend yield	–

Restricted Stock Units (“RSUs”)

RSU activity during the nine months ended April 30, 2023 was as follows:

	Number of	Weighted Average
	RSUs	Exercise Price
RSUs outstanding at July 31, 2022	2,189,695	$0.23
RSU issued	2,800,000	0.30
RSUs vested	(500,807)	0.60
RSUs forfeited	(1,000,000)	1.10
RSUs outstanding at April 30, 2023	3,488,888	$0.26

Warrants

Warrant activity during the nine months ended April 30, 2023 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2022	7,558,607	$0.69
Warrants issued	6,000,000	0.20
Warrants outstanding at April 30, 2023	13,558,607	$0.47

Unrecognized Compensation Costs

At April 30, 2023, we had unrecognized stock-based compensation of $1,742,045, which will be recognized over the weighted average remaining vesting period of 0.78 years.

Note 7. Research and Development Rebate

We incurred expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate which were recorded as an offset to research and development expense as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Research and development expense offset	$16,999	$192,001	$340,262	$467,113

Note 8.       Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be anti-dilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Nine Months Ended April 30,
	2023	2022
Options to purchase common stock	10,820,000	2,275,000
Shares issuable upon conversion of convertible notes and related accrued interest	14,520,000	2,326,000
Warrants to purchase common stock	13,558,607	6,356,066
Restricted stock units	3,488,888	3,103,876
Total potentially dilutive securities	42,387,495	14,060,942

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

Common Stock for Services

In September and October 2022 and March 2023, in connection with entering into consulting agreements, we issued consultants 2,300,000 restricted shares of our common stock valued at an average price of $0.19 per share for a total value of $433,800 which was included in general and administrative expense in the quarter ended April 30, 2023.

Returned Shares

In September and October 2022, two shareholders returned at total of 8,800,000 shares of our common stock valued at $8,800 to treasury and all rights, title and interest in the shares were relinquished.

Lincoln Park

Pursuant to the LPC Purchase Agreement, LPC purchased 3,533,591 shares at an average price of $0.16 per share for total proceeds to us of $572,720 during the nine months ended April 30, 2023. As of April 30, 2023, there was $7,657,014 of remaining purchase availability related to the LPC Purchase Agreement.

Prevacus Option Agreement

On November 21, 2022, we entered into an Option to Purchase Intellectual Property Agreement (the “Option Agreement”) with Prevacus, Inc. Subject to the terms and conditions of the Option Agreement, Prevacus granted us the right to purchase 100% of the intellectual assets at any time within 180 days of the effective date. We have the option to purchase and acquire from Prevacus, free and clear of all encumbrances, 100% of Prevacus’ right, title, and interest in the worldwide and USPTO Patents to PRV-001 and one Enantiomer. If we choose to exercise the option on either of the assets, we will complete the purchase within 90 days of exercising the option. As consideration, we issued Prevacus 1,000,000 shares of our common stock at $0.17 per share for a total value of $170,000 which was expensed as In-process research and development expense in the nine months ended April 30, 2023. The Parties agree that the compensation Odyssey will pay to Prevacus for 100% of PRV-001 will be 2,000,000 shares of our common stock and the consideration for the enantiomer will be 1,000,000 shares of our common stock. The total purchase price will be net of any equity paid to purchase the Option.

Common Stock Issued in Connection with Debt Financings

As discussed above in Note 5, we issued the following shares of our common stock in connection with debt financings during the nine months ended April 30, 2023:

•	213,725 shares with a value of $13,443 issued to Carter Terry & Company, Inc. in connection with Mast Hill Fund, L.P. financing;
•	1,500,000 shares upon the conversion by LGH of $300,000 of their outstanding convertible note; and
•	500,000 shares upon the conversion by Tysadco of $100,000 of their outstanding convertible note.

10.        Related Party Transactions

Due to Officers

The following amounts were due to officers for reimbursement of expenses and were included in accounts payable within the accompanying consolidated balance sheets:

	April 30, 2023	July 31, 2022
Joseph M. Redmond, CEO	$9,919	$2,642
Christine Farrell, CFO	7,933	745
	$17,852	$3,387

The amount of unpaid salary and bonus due to our officers was included in accrued wages within the accompanying consolidated balance sheets and was as follows:

	April 30, 2023	July 31, 2022
Joseph M. Redmond, CEO	$835,308	$696,154
Christine Farrell, CFO	201,925	124,617
	$1,037,233	$820,771

Promissory Notes

In December 2021, we entered into a total of five promissory notes with three of our directors and two officers. Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. These notes bear interest at 8% per annum and are due June 30, 2023.

Note 11.       Subsequent Events

On June 9, 2023, we entered into Amendment No. 2 to our $30,000 promissory note with a consultant in which we converted the loan into 300,000 shares of our common stock with a value of $36,000.

On June 13, 2023, we entered into Amendment No. 1 to the Promissory Note (the “Amendment”) to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill Fund L.P. Pursuant to the Amendment we (i) increased the principal balance by $50,0000 to a total of $920,000, (ii) issued a common stock purchase warrant to Mast Hill Fund L.P. for the purchase of 1,000,000 shares of our common stock at $0.20 per share, (iii) extended the maturity dated to June 13, 2024, (iv) extended the amortization payments, and (v) changed the terms of the repayment from proceeds from other sources.

Subsequent to April 30, 2023 and through June 14, 2023, we sold 100,000 shares of our common stock to LPC for total proceeds of $7,500. As of June 14, 2023, LPC had purchased a total of 7,382,518 shares of our common stock for total proceeds of $2,600,486 and the remaining purchase availability was $7,649,514 and the remaining shares available were 11,888,846.

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

Many possible events or factors could affect our future financial results and performance and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2022 (“2022 Annual Report”) and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

We plan to license, improve, and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly, and undertake and engage in direct marketing efforts effort as we move closer to regulatory approvals. We will determine the most effective distribution method for each unique product we include in our portfolio. We will engage third-party research and development firms who specialize in creating products to assist us in developing our own products, and we will apply for trademarks and patents once we have developed proprietary products.

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

LPC Purchase Agreement Draws

During the nine months ended April 30, 2023, LPC purchased a total of 3,533,591 shares of our common stock for total proceeds of $572,720 pursuant to the August 14, 2020, LPC Purchase Agreement. As of April 30, 2023, LPC had purchased a total of 7,282,518 shares of our common stock for total proceeds of $2,592,986 and the remaining purchase availability was $7,657,014 and the remaining shares available were 11,988,846.

Promissory Note

On September 21, 2022, we entered into a promissory note for $30,000 with a consultant for investor relations services with an interest rate of 8% per annum and a due date of December 31, 2022. The promissory note was amended on December 30, 2022, to extend the maturity date to January 31, 2023. On January 31, 2023, the note was extended to June 30, 2023.

Going Concern

See Note 1 of Notes to Financial Statements.

Significant Accounting Policies and Use of Estimates

During the nine months ended April 30, 2023, there were no significant changes to our significant accounting policies and estimates are described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2022, filed with the Securities and Exchange Commission on October 31, 2022.

Results of Operations

We do not currently sell or market any products and did not have any revenue in the three or nine month periods ended April 30, 2023 or 2022. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended April 30,		$	%
	2023	2022	Change	Change
In-process research and development expense	$–	$–	$–	–
Research and development expense	35,040	63,139	(28,099)	(44.5%	)
General and administrative expense	1,059,570	2,803,397	(1,743,827)	(62.2%	)
Loss from operations	(1,094,610)	(2,866,536)	(1,771,926)	(61.8%	)
Interest expense	(189,415)	(232,686)	43,271	(18.6%	)
Other expense, net	(79)	(49)	(30)	61.2%
Net loss	$(1,284,104)	$(3,099,271)	$(1,815,167)	(58.6%	)
Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.02)	(50.0%	)

	Nine Months Ended April 30,		$	%
	2023	2022	Change	Change
In-process research and development expense	$170,000	$–	$170,000	100.00%
Research and development expense	393,144	846,366	(453,222)	(53.6%	)
General and administrative expense	4,095,763	5,425,523	(1,329,760)	(24.5%	)
Loss from operations	(4,658,907)	(6,271,889)	(1,612,982)	(25.7%	)
Interest expense	(454,907)	(658,395)	(203,488)	(30.9%	)
Other income, net	8,402	492,026	(483,624)	(98.3%	)
Net loss	$(5,105,412)	$(6,438,258)	$(1,332,846)	(20.7%	)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.01)	(14.3%	)

In-Process Research and Development

In-process research and development in the nine-month period ended April 30, 2023 relates to the value of the 1,000,000 shares of our Common Stock with a value of $0.17 per share issued to Prevacus in connection with the November 2022 Option Agreement. See Note 9.

Research and Development Expense

Our Research and development expense includes expenses related to our current projects, including, clinical research, design and manufacturing, formulation, regulatory and consultants.

The decreases in Research and development expense were due to the following:

	Three months ended April 30, 2023 compared to three months ended April 30, 2022	Nine months ended April 30, 2023 compared to nine months ended April 30, 2022
Increase (decrease) in:
Consultants	$(2,640)	$(115,198)
Drug development	–	(480,752)
Phase I clinical trial	(177,530)	250,486
Australian research and development rebate	175,001	126,850
Prototype phase	(20,155)	(222,609)
Regulatory	(2,775)	(11,999)
	$(28,099)	$(453,222)

The decreases in drug development, consultants and prototype phase were the result of the completion of the development of the concussion drug in the fourth quarter of fiscal 2022. The decrease in Phase I clinical trial costs in the three months ended April 30, 2023, as compared to the decrease in the nine months ended April 30, 2023, was the result of the completion of dosing patients in the Phase I clinical trial of our concussion drug device trial in first quarter of fiscal 2023.

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees in finance, accounting, sales, administrative, and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The changes in General and administrative expense were due to the following:

	Three months ended April 30, 2023 compared to three months ended April 30, 2022	Nine months ended April 30, 2023 compared to nine months ended April 30, 2022
Increase (decrease) in:
Board and stock expense	$123,238	$518,491
Business development and investor relations	(1,759,938)	(1,305,474)
Consulting fees	13,125	60,300
Financing fees	(163,494)	(193,607)
Legal and professional fees	21,187	(44,475)
Wages	19,028	(376,156)
Other	3,027	11,161
	$(1,743,827)	$(1,329,760)

The board and stock expense increases were due to the vesting of restricted stock units. The decreases in business development and investor relations were a result of decreased activities related to business development. The decrease in wages in the nine-month period was due to the $400,000 bonus granted to our executive officers in January 2022.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Weighted average debt outstanding	$2,263,933	$1,630,618	$1,937,564	$1,401,545
Weighted average interest rate	5.7%	12.3%	7.8%	11.2%

The increases in the weighted average debt outstanding were due to the addition of principal to both the LGH and Tysadco notes in exchange for extending the maturity date of the notes. In addition, we issued a $30,000 promissory note during the first quarter of fiscal 2023 and an $870,000 promissory note during the second quarter of fiscal 2023.

The weighted average interest rate decreased due to the extension of maturity dates on the LGH and Tysadco notes that have flat interest rates.

Other Income, net

Other income, net in the nine months ended April 30, 2022, included a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. Other income, net in all periods includes foreign exchange gains and losses related to invoices denominated and paid in foreign currencies.

Net Loss

Net loss decreased in the three and nine months ended April 30, 2023 compared to the same periods of the prior year due to decreased research and development expense, general and administrative expense and interest expense as discussed above.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent debt and equity financings.

The following table sets forth the primary sources and uses of cash:

	Nine Months Ended April 30,
	2023	2022
Net cash used in operating activities	$(1,354,850)	$(2,554,811)
Net cash used in investing activities	(8,038)	(45,220)
Net cash provided by financing activities	1,291,588	2,309,747

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, we may need to suspend research and development activities until market conditions improve.

Debt

The following notes payable were outstanding:

	April 30, 2023	July 31, 2022
Convertible note issued to LGH due June 30, 2023, with a flat interest rate of 8.0% of the original principal of $1,050,000 and convertible at $0.20 per share	$1,030,000	$1,180,000
Promissory notes issued to officers and directors due June 30, 2023, with a fixed interest rate of 8.0% per annum (see Note 10)	125,000	125,000
Promissory note with an interest rate of 8% per annum due June 30, 2023	30,000	–
Tysadco convertible promissory note payable due December 31, 2023, with a flat interest rate of 8.0% of the original principal of $250,000 and convertible at $0.20 per share	175,000	275,000
Mast Hill convertible promissory note due December 13, 2023, with a fixed interest rate of 10% per annum and convertible at $0.12 per share	870,000	–
	2,230,000	1,580,000
Unamortized debt discount and closing costs	(327,294)	(48,063)
	$1,902,706	$1,531,937

Australian Research and Development Rebate

In the first nine months of fiscal 2023, we incurred $698,041 of expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate for a rebate due of $294,654, which was recorded as an offset to Research and development expense.

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

On February 10, 2023, we received a goods and service tax refund, which was accrued as part of our research and development rebate due from the Australian government, in the amount of $9,231 related to our Phase I human clinical trial during October, November and December 2022.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below, our disclosure controls and procedures were not effective.

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended April 30, 2023, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the nine months ended April 30, 2023, to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2022. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2022 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Amendment No. 5 dated March 31, 2023 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021. Incorporated by reference to Form 8-K filed with the SEC on April 4, 2023.
10.2*	Form of Amendment No. 5 dated March 31, 2023 to Promissory Note with Directors and Officers dated December 21, 2021. Incorporated by reference to Form 8-K filed with the SEC on April 4, 2023.
10.3	Amendment and Conversion, dated June 9, 2023 to the Promissory Note with Jonathan Lutz issued on September 21, 2022.
10.4	Amendment No. 1, dated June 13, 2023 to the Promissory Note issued on December 13, 2022 with Mast Hill Fund, LP.
10.5	Warrant dated June 13, 2023 in connection with the Promissory Note issued on December 13, 2022 with Mast Hill Fund, LP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

* Management or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 14, 2023.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

