Form 10-K
period 2023-07-31
Odyssey Health, Inc.
filed 2023-10-30
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price ($0.17) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (January 31, 2023).	$11,007,885

Number of shares of common stock outstanding as of October 30, 2023	81,734,061

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ODYSSEY HEALTH, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2023

i

ODYSSEY HEALTH, INC. AND SUBSIDIARIES

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

Our business model is to develop or acquire unique medical-related products, engage third parties to assist in the development and manufacturing of such products, and then distribute the products through various distribution channels, including third parties. We own potentially life-saving technologies: the CardioMap® heart monitoring and screening device; the Save A Life choking rescue device; and ONP-002 which is a unique neurosteroid drug compound intended to treat mild traumatic brain injuries also known as concussions. We own fifty percent of another unique neuro-steroid, ONP-001, intended to treat rare brain disorders. To date, none of our product candidates has received regulatory clearance or approval for commercial sale.

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

Asset Purchase Agreement with Oragenics, Inc.

On October 4, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oragenics, Inc. (“Oragenics” the “Purchaser”). Pursuant to the Purchase Agreement, the we have agreed to sell and assign, certain assets and certain liabilities related to a segment of Odyssey’s business focused on developing medical products that treat brain related illnesses and diseases (the “Purchased Assets”) to Oragenics in exchange for (i) $1,000,000 in cash and 8,000,000 shares of convertible Series F Preferred Stock (“Series F Preferred Stock”), on and subject to the terms and conditions set forth therein (such transaction, the “Odyssey Asset Purchase”). The Purchased Assets include drug candidates for treating mild traumatic brain injury (mTBI), also known as concussion, and for treating Niemann Pick Disease Type C (NPC), as well as our proprietary powder formulation and its nasal delivery device.

We received $500,000 upon the execution of the Purchase Agreement on October 4, 2023 and will receive the additional $500,000 upon the earlier of (a) the closing of the Purchase Agreement (the “Closing”), (b) within three (3) business days after the date that the Company has obtained the its stockholders’ approval approving the Odyssey Asset Purchase and (c) immediately upon the Purchasers’ wrongful termination of the Purchase Agreement in breach of the Purchase Agreement.

The closing of the Asset Purchase is expected to be at the end of the fourth calendar quarter of 2023.

See Note 13 of Notes to Consolidated Financial Statements for additional information.

Financial Information about Industry Segments

We do not report our financial results by segment. See financial statements.

Our Growth Strategy

If the FDA clears or approves our product candidates to be marketed commercially, we intend to enter into agreements with industry partners or qualified distributors throughout the United States. A similar approach will be pursued if our product candidates are cleared or approved for marketing outside of the United States. We intend to require such partners or distributors to pay us an initial license fee, as well as royalties based on gross sales. Retaining exclusivity will be based on a mutually agreeable semi-annual or quarterly sales minimum. We have also decided to focus on international growth because, generally, such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

Our objective is to eventually grow revenue through marketing and sales of each of our product candidates, CardioMap® and Save a Life, and the two neuro-steroids, ONP-002 and ONP-001 if they gain regulatory approvals. Although no assurances can be given, management anticipates company growth from the following areas:

1)	Distribution or License Agreements. Once any of our products in development are approved by the appropriate regulatory agency we will enter into distribution agreements with companies who have sales professionals with experience selling through a variety of sales methods. These distribution agreements will allow us to achieve sales and revenue more quickly in the medical products industries.

2)	Identify and develop our products for additional proprietary uses. When funding allows, we intend to pursue development of CardioMap® technology for use in other areas of the human body, such as the brain, liver and kidney. We also intend to utilize our proprietary nasal delivery system to deliver other drugs to the brain to treat brain related medical issues.

3)	The development and acquisition of new products. We intend to pursue the development and acquisition of other product candidates and market any new products, if cleared or approved. We intend, as capital resources permit, to develop such opportunities if and when they present themselves.

4)	Seek partners to assist in the further development of our drug device combination products. We intend to seek partners to assist with the further development and clinical trials of both ONP-001 and ONP-002. Partnerships could be in the form of government grants or from industry pharmaceutical companies who have an interest in brain related drug therapies.

We currently have no products authorized for commercial distribution in either the United States, Europe or any other country. We have development programs for devices and pharmaceutical drugs, which are in various stages of development. Currently we are only funding the development of ONP-002 intended to treat concussion. Due to funding constraints and market conditions, the CardioMap® and the choking rescue device programs have been suspended. All of our products require regulatory clearance or approvals, and we cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency. FDA clearance or approval to market the products will be required to sell in the United States.

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

If FDA cleared or approved, CardioMap® could provide a better level of diagnosis with its improved sensitivity levels that can detect early warning signs that would normally be invisible with standard ECG devices. The system could dramatically cut the costs associated with the detection of ischemic heart disease and will prove to be an invaluable testing device for cardiologists, physicians, clinics, hospitals, the fitness industry, sports teams, emergency facilities and general public. CardioMap® was developed by VE Science Technology LLC, from whom we have purchased the product rights. We have a working model of the device and associated software and plan to further develop the technology for clinical trials and a 510K FDA submission when funding is secured. To sell, market and distribute the CardioMap® product, clearance or approval from the FDA is required. Such clearance or approval has not been obtained at this time.

Product Development Plan:

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	Complete	TBD	TBD

This product development plan is an estimate only. The product development plan is subject to change based on our ability to fund the program, technical risks and regulatory approvals. This project is not currently being funded.

About Save-a-Life®

In July 2019, we purchased all intellectual property including two patents for the choking rescue device: patent Number RE45, 535 E, and patent Number 8,454,624 B2. The Save a Life® (“SAL”) choking rescue device is currently in development and is designed to be a safe, and easy-to-use device for removing a lodged mass from the throat of a choking victim. The device includes a pump for creating a vacuum chamber, which is connected seamlessly with a replaceable/disposable mouthpiece. In an emergency, the SAL may be easily inserted into the victim’s mouth, which depresses the tongue providing a clear application. By pressing an activation button on the device, the internal pump is intended to deliver the appropriate amount of instantaneous vacuum to dislodge the mass without harm or damage to the person. The application is intended to be instantly effective as the device will be operational and effective in a matter of seconds. To sell, market and distribute the Save-a-Life product, clearance or approval from the FDA is required. FDA clearance or approval has not been obtained at this time. The product development plan for the Save-a-Life is below.

Product Development Plan::

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	Complete	TBD	TBD

This product development plan is an estimate only and is subject to change based on funding, technical risks, the clinical pathway and regulatory approvals. This project is not currently being funded.

About the neurosteroid ONP-001

The neurosteroid, ONP-001, is intended to improve function and lifespan in pediatric disorders where Central Nervous System (CNS) de-myelination and cell death is widespread in the cortex, subcortical nuclei, brainstem, and cerebellar regions. ONP-001, a new chemical entity, is designed to work through gene amplification to simultaneously remove intra-neuronal debris while promoting antioxidant capacity and myelin repair/cell proliferation. Disorders like Nieman Pick Type C disease are multi-faceted in their pathology and require a treatment that can work at many levels to stop progression. The chemical compound for the neurosteroid being developed has completed an initial safety study in rats. Results of preclinical studies suggest that ONP-001 may improve neuromotor, cognitive and mental performance. To market the ONP-001 neurosteroid, further development and clinical studies are required. ONP-001 will also require approval by the FDA to be sold in the United States.

Per our agreement with Prevacus, Inc. a Tallahassee, Florida based biotech company, we have 50% ownership in the drug compound and associated intellectual property. The original agreement also called for a joint venture to be created by the two companies. The term to create the joint venture has expired and a joint venture is no longer planned. The United States Patent and Trademark Office issued patents covering methods of ONP-001 synthesis.

The product development plan for ONP-001 has been suspended and the project is not currently being funded.

About the neurosteroid ONP-002

On March 1, 2021, Odyssey Health, Inc. purchased one hundred percent (100%) of the drug compound PRV-002 from Prevacus, Inc. Odyssey has changed the name of the drug to ONP-002. ONP-002 is a fully synthetic, non-naturally occurring neurosteroid being developed for the treatment of mTBI (concussion). Results of preclinical studies suggest that ONP-002 has an equivalent, and potentially superior, neuroprotective effect compared to related neurosteroids. In animal models of mild brain injury ONP-002 reduced the behavioral pathology associated with brain injury symptoms such as short-term memory loss, depression/anxiety-like behavior, and motor-sensory impairment. The drug is administered through the nasal passage from a novel device. ONP-002 is lipophilic and can cross the blood-brain barrier, thus supporting its potential to rapidly eliminate swelling, oxidative stress, and inflammation in the brain while restoring proper blood flow through gene amplification.

The drug has completed toxicology studies in rats and dogs. Studies show that ONP-002 has a safety margin over 200X its predicted efficacious dose. ONP-002 to date has been shown to be stable up to 104 degrees for 18-months. The drug candidate is spray-dry manufactured into a powder and filled into the intranasal device. The device is lightweight and easy to use in the field. Odyssey’s novel intranasal device is breath-propelled causing the soft palate to close in the back of the nasopharynx. This mechanism traps ONP-002 in the nasal cavity allowing for more abundant and faster drug availability in the traumatized brain. Safety studies have established a dosing regimen of 2X/day for fourteen days. The Phase I clinical trial was performed in Melbourne, Australia with a Contract Research Organization (CRO), Avance Clinical Pty Ltd and Nucleus Network Pty Ltd. The country of Australia provides a greater than 26% currency exchange advantage and a 43.5% rebate at the end of our fiscal year from the Australian government on all Research and Development performed in Australia.

A comprehensive Investigator’s Brochure was created and approved by the Alfred Ethics Committee by Odyssey Health’s CRO in Australia. Phase 1 was designed to determine the safety profile of the drug in healthy human subjects. It was double-blinded, randomized and placebo controlled (3:1, drug:placebo). Phase 1 used a Single Ascending/Multiple Ascending (SAD/MAD) drug administration design. The SAD component was a 1X treatment (low, medium, or high dose) and the MAD component was a 1X/day treatment for five consecutive days (low and medium dose). Blood and urine samples were collected at multiple time points for safety pharmacokinetics. Standard safety monitoring was provided for each body system.

Forty human subjects (31 males, 9 females) were successfully enrolled in Phase I. The Safety Review Board, made up of medical doctors, has reviewed the trial data and has determined the drug is safe and well tolerated at all dosing levels.

In Phase II clinical trial, ONP-002 will be administered to acutely concussed patients, 2x a day for fourteen days. Based on the Phase I data, we plan to apply for an Investigational New Drug application with the FDA and conduct a Phase II trial in the United States.

Patents on ONP-002 have been filed and/or issued and a patent has been filed on the nasal delivery device as follows:

•	Composition of matter for ONP-002 and analogs
•	Use for treating traumatic brain injury
•	Synthetic methods for ONP-002

Product Development Plan:

Pre-clinical Animal Studies	Phase 1	Phase 2	Phase 3	FDA Submission
Complete	Complete	March 2024	December 2025	February 2026

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

CardioResting (Nasiff)

The CardioResting ECG is the first complete and full-featured 12 lead PC based cardiology system. The ECG is durable, reliable and easy to learn. It performs and manages tests while saving money and working with your existing equipment. Our system is EMR compatible with an unlimited database.

Welch Allyn PC Based Electrocardiograph

The Welch Allyn device automatically transfers patient information and test data into most EMRs without redundant work steps, misidentified patients, or delays from copying, scanning and shredding ECG reports.

QardioCore

QardioCore is a wireless medical grade ambulatory ECG monitoring system that can identify atrial fibrillation and other arrhythmias. No wires, gels or patches are required. No in-clinic fitting nor technician needed - QardioCore is 100% deployed remotely.

Governmental Regulation

Product Regulation

Domestic

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products may be subject to certain regulations by one or more federal agencies, including the FDA, Housing and Human Services (the “HHS”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission (the “CPSC”), the United States Department of Agriculture (the “USDA”) and the Environmental Protection Agency (the “EPA”), and by various agencies of the states and localities in which our products are sold.

To sell, market and distribute the CardioMap®, the Save a Life or the drug compound products, clearance or approval from the FDA is required. Such clearance or approval has not been obtained at this time and our products are not currently available for commercial sale.

Foreign

Any products we eventually sell in foreign countries are also subject to regulations under various local, national, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of drugs and medical products. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of some of our products.

Employees

At the date hereof, we have six employees and do not intend to hire additional employees in the foreseeable future.

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

We have been incurring operating losses and cash flow deficits since the inception of such operations. Our lack of operating history, and the lack of historical pro forma combined financial information, makes it difficult for investors to evaluate our prospects for success. Prospective investors should consider the risks and difficulties we might encounter, especially given our lack of an operating history or historical pro forma combined financial information. There is no assurance that we will be successful, and the likelihood of success must be considered in light of our relatively early stage of operations. As we have not begun to generate revenue, it is extremely difficult to make accurate predictions and forecasts of our finances. There is no guarantee that our products or services will be attractive to potential consumers.

There is substantial doubt about our ability to continue as a going concern.

We are in the development stage and are currently seeking additional capital, mergers, acquisitions, joint ventures, partnerships and other business arrangements to expand our product offerings and generate revenue. Our ability to continue as a going concern is dependent upon our future ability to generate revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet our obligations and repay our liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance our operations; however, there can be no certainty that such funds will be available at terms acceptable to us. These conditions indicate the existence of material uncertainties that may cast significant doubt about our ability to continue as a going concern.

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

We have experienced some changes in our operating plans and certain delays in our plans. As a result, our revenue, net loss and cash flow may differ materially from our projections. The process for estimating our revenue, net loss and cash flow requires the use of estimates and assumptions. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may prove to be inaccurate, and other factors may affect our financial condition or results of operations.

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

We have no history of profitability from operations. There can be no assurance that we will ever operate profitably. Our success is significantly dependent on uncertain events, including successful development of our products, establishing satisfactory manufacturing arrangements and processes, and the sale and distribution of our products. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail, and investors may lose all of their investment in our Company.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended July 31, 2023, our net loss was $5,919,421, and we had an accumulated deficit of $60,097,375 at July 31, 2023. As of July 31, 2023, we had current liabilities of $6,611,722, current assets of $405,888 and a working capital deficit of $6,205,834. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

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

Risks Related to the Sale of the Purchased Assets

We may not be able to successfully consummate the Odyssey Asset Purchase Agreement with Oragenics.

The closing of the Odyssey Asset Purchase Agreement is subject to various closing conditions, including without limitation the following: (1) Odyssey shall have obtained all required consents to the Odyssey Asset Purchase; (2) Odyssey shall have obtained its shareholders’ approval to the Odyssey Asset Purchase; (3) Oragenics shareholders shall have approved (a) the increase in the its authorized Common Stock from Four Million One Hundred Sixty Six Thousand Six Hundred Sixty Six (4,166,666) shares to Three Hundred Fifty Million (350,000,000) and (b) the conversion of Nineteen and Nine Tenths Percent (19.9%) of the Series F Preferred Stock into Common Stock; (4) no material adverse change shall have occurred to the Purchased Assets; (5) Oragenics must have at least Five Million dollars ($5,000,000) in cash at Closing; and (6) the Oragenics must have completed its due diligence of the Purchased Assets to its satisfaction. There can be no assurances that such conditions will be satisfied.

Oragenics may have difficulty raising additional capital, which could deprive them of the resources necessary to implement our business plan, which would adversely affect the equity position in Oragenics.

Whether or not we successfully consummate the Asset Purchase, Oragenics will need to raise additional capital to fund the development and commercialization of our product candidates and to operate their business. The Oragenics’ need to raise additional capital is expected to increase if we successfully consummate the Oragenics Asset Purchase. If Oragenics consummates the Asset Purchase, Oragenics expect their operating expenses to increase, both due to additional employment costs and operating costs required to pursue the development of the Odyssey’s assets. In order to support the initiatives envisioned in the business plan, Oragenics will need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. If Oragenics operations expand faster or at a higher rate than currently anticipated, Oragenics may require additional capital sooner than they expect. We are unable to provide any assurance or guarantee that additional capital will be available when needed by Oragenics or that such capital will be available under terms acceptable to Oragenics or on a timely basis.

Oragenics’ ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of their common stock and the development or prospects for development of competitive products by others. If additional funds are raised through the issuance of equity, convertible debt or similar securities of their company, the percentage of ownership in Oragenics by Odyssey stockholders will be reduced, our stockholders may experience additional dilution upon conversion, and such securities may have rights or preferences senior to those of Oragenics’ common stock. The preferential rights granted to the providers of such additional financing may include preferential rights to payments of dividends, super voting rights, a liquidation preference, protective provisions preventing certain corporate actions without the consent of the fund providers, or a combination thereof. We are unable to provide any assurance that additional financing will be available on terms favorable to Oragenics or at all.

If adequate funds are not available or are not available on acceptable terms, Oragenics’ ability to take advantage of the potential of assets acquired from us will be limited significantly. With limited capital, Oragenics expects to continue to scale back or delay implementation of research and development of all protocols. By implication, the unavailability of capital could substantially harm our investment in Oragenics.

Oragenics’ success with regard to the Purchased Assets depends on the viability of Oragenics business strategy with regard to those assets, which is unproven and may be unfeasible.

Oragenics revenue and income potential with regard to the Purchased Assets, in particular the concussion asset, are unproven, and Oragenics continues to develop our strategy for such assets. Oragenics’ anticipated business model is based on a variety of assumptions based on a growing trend in the healthcare systems in the United States and many other countries. These assumptions may not reflect the business and market conditions Oragenics actually faces. As a result, Oragenics’ operating results could differ materially from those projected under Oragenics’ business model, and Oragenics’ business model may prove to be unprofitable.

The product candidate ONP-002 (the concussion asset) being developed by us, which development under Oragenics will continue if we successfully consummate the Asset Purchase, is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that ONP-002 will be approved for commercial use. The product candidate ONP-001 (the potential treatment for Niemann Pick Disease Type C) Oragenics is acquiring from us, is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that ONP-001 will be approved for commercial use. We currently own only 50% of the intellectual property related thereto. The other 50% is owned by Prevacus. The joint venture with that third party has not been finalized.

If we fail to obtain marketing authorization for these product candidates, our business, financial condition, and results of operations will be materially adversely affected.

There are substantial inherent risks in attempting to commercialize newly developed products, and, as a result, we may not be able to successfully develop the new products acquired from Odyssey.

If we successfully consummate the Asset Purchase, Oragenics hopes to conduct research and development of the purchased technologies. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development require significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that some of Oragenics’ future product candidates will never be successfully developed. If Oragenics is unable to successfully develop new products, Oragenics may be unable to generate new revenue sources or build a sustainable or profitable business.

Additionally, if we successfully consummate the Asset Purchase, since Oragenics operates with limited resources and staff, Oragenics’ attention and resources will be diverted away from other protocols which may result in further delays in the development and commercialization of such programs and the diminution of our investment.

We will need to achieve commercial acceptance of our products, if cleared or approved, to generate revenues and achieve profitability.

If we successfully consummate the Asset Purchase, superior products may be introduced that compete with the Purchased Assets, which would diminish or extinguish the uses for the products candidates acquired by Oragenics, if cleared or approved. We cannot predict when significant commercial market acceptance for such products, if cleared or approved, will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept such products, then Oragenics may not be able to generate revenue from them. Oragenics revenue growth and achievement of profitability will depend substantially on Oragenics ability to introduce new products that are accepted by customers. Oragenics competitors in the industry are predominantly large companies with longer operating histories, with significantly easier access to capital and other resources and an established product pipeline than Oragenics. There can be no assurance that Oragenics will be able to establish ourselves in their targeted markets, or, if established, that Oragenics will be able to maintain market position, if any. Oragenics’ commercial opportunity may be reduced if their competitors develop new or improved products that are more convenient, more effective or less expensive than our product candidates are. Competitors may also obtain FDA or other regulatory marketing authorization for their products more rapidly or earlier than Oragenics may obtain marketing authorization, which could result in their competitors establishing a strong market position before Oragenics is able to enter the market. If Oragenics is unable to cost-effectively achieve acceptance of their products by customers, or if Oragenics products do not achieve wide market acceptance, then their business, and consequently our investment in Oragenics’ business will be materially and adversely affected.

The products candidates Oragenics hopes to acquire from Odyssey are still in development, and Odyssey has not obtained authorization from any regulatory agency to commercially distribute such products in any country and we may never obtain such authorizations.

Oragenics currently has no products authorized for commercial distribution in either the United States, Europe, or any other country. Similarly, the products candidates Oragenics hopes to acquire from us are still in development. Like the product candidates Oragenics is developing, the Purchased Assets require regulatory clearance or approvals. Oragenics cannot begin marketing and selling product candidates until they obtain applicable authorizations from the applicable regulatory agencies. The process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity, and novelty of a product candidate. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

The FDA has substantial discretion in the review process and may refuse to accept Oragenics’ application or may decide that data are insufficient to grant the request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities. Any marketing authorization from the FDA Oragenics ultimately obtains may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If Oragenics attempts to obtain marketing authorization are unsuccessful, Oragenics may be unable to generate sufficient revenue to sustain and grow their business, and Oragenics business, financial condition, and results of operations, and consequently, the value of our equity will be materially adversely affected.

Oragenics is, and will continue to be, dependent in significant part on outside scientists and third-party research institutions for research and development in order to be able to commercialize product candidates.

Oragenics currently has a limited number of employees and resources available to perform the research and development necessary to commercialize their product candidates and potential future product candidates. Oragenics therefore relies, and will continue to rely, on third-party research institutions, collaborators and consultants for this capability. This will remain the case if we successfully consummate the Asset Purchase.

Oragenics is heavily dependent upon the ability and expertise of our management team and a very limited number of employees, and the loss of such individuals could have a material adverse effect on Oragenics’ business, operating results or financial condition.

Oragenics currently has a very small management team. Oragenics’ success is dependent upon the ability, expertise, and judgment of Oragenics’ senior management. While employment agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on Oragenics business, operating results or financial condition.

The loss of the services of any of these individuals could harm Oragenics’ ability to successfully pursue the development of the Purchased Assets. If any of Oragenics’ executive officers or key employees left or seriously injured and unable to work and they were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, Oragenics may be unable to manage our business, which could harm their operating results and financial condition.

If we successfully consummate the Asset Purchase, Oragenics’ anticipates growth in their business and increased costs, and any inability to manage such growth could harm Oragenics’ business. Oragenics’ success will depend, in part, on their ability to effectively manage their growth and expansion. Any growth in, or expansion of, Oragenics’ business is likely to continue to place a significant strain on their management and administrative resources, infrastructure, and systems. In order to succeed, Oragenics will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. Oragenics will also need to train new employees and maintain close coordination among our executive, accounting, finance, and operations organizations. These processes are time-consuming and expensive, will increase management responsibilities and will divert management attention. Their inability or failure to manage such growth and expansion effectively could substantially harm their business and adversely affect their operating results and financial condition, and, consequently, the value of our equity in Oragenics.

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

The product candidate ONP-001, for which we own 50% of the intellectual property, is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that ONP-001 will be approved for commercial use. The Joint Venture contemplated in the agreement has not been formed.

The product candidate ONP-002 being developed by us and is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that ONP-002 will be approved for commercial use.

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

Superior competitive products may be introduced, or customer needs may change, which would diminish or extinguish the uses for our products, if cleared or approved. We cannot predict when significant commercial market acceptance for our products, if cleared or approved, will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our products, then we may not be able to generate revenue from them. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products that are accepted by customers. If we are unable to cost-effectively achieve acceptance of our products by customers, or if our products do not achieve wide market acceptance, then our business will be materially and adversely affected.

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

We are, and will continue to be, significantly dependent, in-part, on outside scientists and third-party research institutions for our research and development in order to be able to commercialize our product candidates.

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

We may be unable to build an effective distribution network for our products, if cleared or approved.

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

Our ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that we may develop in the future. We intend to protect our proprietary rights by relying on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of our intellectual property:

•	The market for our products and services may depend to a significant extent upon the goodwill associated with its trademarks and trade names, and its ability to register its intellectual property under U.S. federal and state law.
•	Patents in the medical device industry involve complex legal and scientific questions and patent protection may not be available for some or any products;
•	Our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated.
•	Issued patents, trademarks and registered copyrights may not provide us with competitive advantages.
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of any of our products or intellectual property.
•	Our efforts may not prevent others from the development and design of products similar to, competitive with, or superior to, those we develop.
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.
•	The expiration of patent or other intellectual property protections for any assets owned by us could result in significant competition, potentially at any time and without notice, resulting in a significant reduction in sales. The effect we will experience from the loss of these protections on us and our financial results will depend, among other things, upon the nature of the market and the position of our products in the market from time to time, the growth of the market, the complexities and economics of manufacturing a competitive product and regulatory approval requirements, which could cause a material and adverse impact on our business. We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

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

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name Odyssey Health, Inc. Domain names are generally regulated by Internet regulatory bodies, are subject to change, and, in some cases, may be superseded, in some cases by by-laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as ascertain other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another’s trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

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

We, as well as, our directors and officers, may be subject to claims or lawsuits. These lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease portions of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted.

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

The FDA can delay, limit or deny authorization of a device or drug for many reasons, including:

•	our inability to demonstrate to the FDA’s satisfaction that our product candidate is safe and effective for its intended users;
•	the data from our pre-clinical studies and clinical trials may be insufficient to support authorization, where required; and
•	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its authorization policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our product candidates under development. Any delay in, or failure to receive or maintain clearance or approval for our product candidates, could prevent us from generating revenue from our products, if cleared or approved, and could adversely affect our business operations and financial results.

Even if granted, a 510(k) clearance, de novo classification and clearance, or pre-market approval for any future product may place substantial restrictions on how our device or drug is marketed or sold, and FDA will continue to place considerable restrictions on our products and operations. The manufacture, distribution and sale of medical devices and drugs must comply with extensive laws and regulations, including those relating to registration and listing, labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. If we or our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications of repair, replacement, refunds, detention or seizure of our products;
•	product recalls;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusing or delaying requests for marketing authorization of new products or modified products;
•	withdrawing marketing authorizations that have already been granted;
•	refusing to provide Certificates for Foreign Governments;
•	refusing to grant export approval for our products; or
•	pursuing criminal prosecution.

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

For our pharmaceutical product candidates, we are required to submit an Investigational New Drug Application, or IND, the contents of which are subject to discussions with the FDA and include, among other things, results of preclinical studies and other testing, manufacturing information, proposed clinical trial protocols and a general investigational plan. We cannot begin any clinical trials in the United States until 30 days after the IND has been accepted by FDA. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, or cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring the safety and the effectiveness, of criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent Investigational Review Board, or IRB, for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations and/or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, with respect to the foregoing, such as an inadequate demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase One: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness;
•	Phase Two: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning;
•	Phase Three: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk.
•	Post-approval clinical trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Delays, including, but not limited to those caused by the COVID-19 pandemic, can be costly and could negatively affect our ability to complete a clinical trial and may allow our competitors to bring products to market before we do, which could impair our ability to receive marketing authorization and successfully commercialize our products. If we are unable to complete such planned clinical trials, or are unsuccessful in doing so, we may be unable to advance our product candidates to regulatory authorization and commercialization, which would harm our business, financial condition, and results of operations.

We may be substantially dependent on third parties to conduct our clinical trials.

Since we may conduct clinical trials to obtain FDA marketing authorization, we will need to rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and the foregoing third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications or may subject them or us to regulatory enforcement actions. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials may be required to be conducted with a large number of test patients. Our failure or any failure by these third parties to comply with these regulations, or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory marketing authorization process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

If we are unable to obtain a reimbursement code from the U.S. Department of Health and Human Services so that our devices or drugs, following receipt of marketing authorization are covered under Medicare and Medicaid, this could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results.

We plan to submit an application to the U.S. Department of Health and Human Services for a reimbursement code so that our devices and drugs are covered under Medicare and Medicaid following receipt of marketing authorization. However, there can be no assurance that our application will be successful, or that we will be able to obtain a reimbursement code in a timely manner. In the event that we do not obtain a reimbursement code, our customers may be unable to obtain reimbursement for their purchases under private or government-sponsored insurance plans, which could have a negative impact on our sales and have a material adverse effect on our business, financial condition and operating results.

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

We are subject to governmental oversight and associated civil and criminal enforcement relating to advertising, promotion, and marketing, and such enforcement is evolving and intensifying. Communications regarding our products in development and regarding our clinical trials may subject us to enforcement if they do not comply with applicable laws and regulations. In the United States, we are potentially subject to enforcement from the FDA, other divisions of the Department of Health and Human Services, the U.S. Federal Trade Commission (the “FTC”), the Department of Justice, and state and local governments. Other parties, including private plaintiffs, are also commonly bringing suit against pharmaceutical and medical device companies. We may be subject to liability based on the actions of individual employees and third-party contractors carrying out activities on our behalf.

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after marketing authorization is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative or FDA regulation changes will be enacted, or whether guidance or interpretations will change, and what the impact of such changes, if any, may be.

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

We may need to attract, integrate, motivate and retain personnel with specific qualifications in the future. Competition for these individuals in our industry and geographic region is intense, and we may be unable to attract, assimilate or retain such highly qualified personnel in the future. Our business cannot continue to grow if we are unable to attract such qualified personnel. Our failure to attract and retain highly trained personnel that are essential to our business may limit our growth rate, which would harm our business and impede the implementation of our business strategy.

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

Our inability to retain and properly insure against the loss of the services of our chief executive officer and other key personnel may harm our business and impede the implementation of our business strategy.

Our future success depends significantly on the skills and efforts of Joseph Michael Redmond, President, CEO and Director and possibly other key personnel. The loss of the services of any of these individuals could harm our business and operations. In addition, we have not obtained key person life insurance on any of our key employees. If any of our executive officers or key employees left or were seriously injured and unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of July 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year ended July 31, 2023, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal control, which management considers to be material weaknesses. A material weakness in the effectiveness of our internal control over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

We may find that the costs of carrying out our plan of operations are greater than we anticipate. We expect our expenses to increase over time in connection with our ongoing activities, particularly if and as we: invest in marketing and distribution capabilities in support of developing and potentially commercializing our products in the U.S., if cleared or approved; make improvements to product design; launch the ONP-002 trial or conduct other trials of the products, subject to discussion with the FDA; pursue regulatory clearances and approvals; maintain, expand and protect our intellectual property portfolio; engage third party manufacturers; and add additional personnel. Increased operating costs may cause the amount of financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have fewer funds with which to carry out our plan of operations, which could result in the failure of our business.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions (including ransomware attacks) over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No network or system can ever be completely secure, and the risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including, but not limited to,by computer hackers, foreign governments, and cyber terrorists, have generally increased as the number, intensity and sophistication of attempted attacks, and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in operations, reputation, or a material disruption of our development programs for an indeterminate period of time. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In some cases, data cannot be reproduced. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our devices and drugs or any future product candidate could be delayed. If a security breach results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks.

Challenges to our tax positions in U.S. or non-U.S. jurisdictions, the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.

We operate, or intend to operate, in a number of tax jurisdictions, including in the United States at the federal, state and local levels, and in Australia, and we therefore are or will be subject to review and potential audit by tax authorities in these various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.

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

Although our stockholders will not be bound by or held personally liable for our expenses, liabilities or obligations beyond their total original investments in our common stock, if we suffer a deficiency in funds with which to satisfy our obligations, our stockholders as a whole may lose their entire investment in our company.

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

Subject to the terms of the Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. As of July 31, 2023, Lincoln Park had purchased a total of 7,382,518 shares of our common stock at a weighted average price of $0.35 per share for total proceeds of $2,600,487. Subsequent to July 31, 2023 and through October 30, 2023, we sold 500,000 shares of our common stock to LPC for total proceeds of $45,820. As of October 30, 2023, LPC had purchased a total of 7,882,518 shares of our common stock for total proceeds of $2,646,306 and the remaining purchase availability was $7,603,694 and the remaining shares available were 11,388,846.

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

Our common stock is quoted for trading on the OTCQB Marketplace. Should we fail to satisfy the fully reporting eligibility standards of OTC Markets for the OTC Markets, the trading price of our common stock could continue to suffer, and the trading market for our common stock may become less liquid and our common stock price may be subject to increased volatility.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our stock is categorized as a “penny stock,” as that term is defined in SEC Rule 3a51-1, which generally provides that a “penny stock” is any equity security that has a market price (as defined) less than U.S. $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduce the number of potential investors. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Historically, our common stock has traded at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. The broker-dealer must also disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

Our common stock is listed on the OTCQB. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock has been and will likely continue to be subject to significant volatility. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock; the size of our public float may limit the ability of some institutions to invest in our common stock. As a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common shares may increase or decrease in response to a number of events and factors, including: changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common stock. Any of these factors, may materially adversely affect the prices of our common shares regardless of our operating performance.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us, adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

As of July 31, 2023, we own no real property and lease minimal office space. Our principal address is located at 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, Nevada, 89102.

Item 3.	Legal Proceedings

As of the date of this filing, we are currently not a party to any legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our stock trades on the OTC Markets under the symbol “ODYY.” The following table sets forth the bid prices quoted for our common stock during each quarter, as reported by the OTCQB in the last two fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended July 31, 2023
Fourth Quarter	$0.15	$0.06
Third Quarter	0.17	0.07
Second Quarter	0.39	0.12
First Quarter	0.51	0.12

Fiscal Year Ended July 31, 2022
Fourth Quarter	$0.53	$0.15
Third Quarter	0.60	0.30
Second Quarter	0.64	0.11
First Quarter	0.60	0.28

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of October 30, 2023, 81,495,269 shares of our common stock were outstanding. There are approximately 2,500 stockholders of record.

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

Recent Sales of Unregistered Securities

Unreported sales of unregistered securities were as follows:

In fiscal 2023 and 2022, the Board granted the following stock options and restricted stock units (“RSUs”):

	Fiscal 2023		Fiscal 2022
Stock Options	Number of stock options	Average exercise price	Number of stock options	Average exercise price
Directors	–	$–	2,000,000	$0.30
Officers	500,000	0.32	1,350,000	0.30
Employees	2,200,000	0.28	200,000	0.30
Consultants	3,400,000	0.18	995,000	0.24
Military advisory board	200,000	0.07	400,000	0.45
Scientific advisory board	200,000	0.18	–	–
Sports advisory board	–	–	650,000	0.47
	6,500,000	$0.22	5,595,000	$0.32

	Fiscal 2023		Fiscal 2022
Restricted Stock Units	Number of RSUs	Average exercise price	Number of RSUs	Average exercise price
Directors	1,500,000	$0.30	1,500,000	$0.45
Officers	1,000,000	0.30	–	–
Employees	300,000	0.30	–	–
	2,800,000	$0.30	1,500,000	$0.45

Stock options and RSUs granted to directors, officers and employees were in exchange for ongoing services in their respective capacities.

The stock options and RSUs granted to others were in exchange for services provided in an amount equal to the fair value of awards granted.

In June 2021, we sold 500,000 shares of our common stock at $0.59 per share along with a five-year share purchase warrant exercisable for 500,000 shares of our common stock at a price of $1.00 per share, for a total aggregate purchase price of $295,000 to Tysadco, an accredited investor, which also provided certain consulting services to us. The purchase price was paid with $250,000 cash and the satisfaction of $45,000 of amounts due to Tysadco for its consulting services.

In August 2021, in connection with Tysadco convertible debt financing, we issued Tysadco 200,000 shares of our common stock with a value of $17,718.

In October 2021, in connection with an equity financing with LPC, to which we received $250,000 in cash from LPC and LPC received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

In October 2021, in connection with an equity financing with Tysadco, to which we received $250,000 in cash from Tysadco and Tysadco received (i) 1,500,000 restricted shares of our common stock, and (ii) 833,333 warrants exercisable at $0.50 per common share expiring in five years.

In February 2022, in connection with an amendment to the LGH Note, we issued LGH 100,000 shares of our common stock with a value of $51,000.

In February 2022, in connection with an investor relations consulting agreement with Tysadco, we issued Tysadco 3,000,000 restricted shares of our common stock valued at $0.53 per share. The agreement includes a leak out provision until the shares have been sold.

In May and July 2022, we entered into consulting agreements for investor relations services. We granted the investor relations firms a total of 745,000 shares of our common stock valued at an average price of $0.23 per share for a total value of $171,650.

In June 2022, in connection with our agreement with Prevacus entered into on March 1, 2021, we issued Prevacus 1,000,000 shares of our common stock with a value of $77,800 related to the successful first dosing in our Phase I clinical trial related to our ONP-002 neurosteroid concussion treatment.

In September and October 2022 and March 2023, in connection with entering into consulting agreements, we issued consultants 2,300,000 shares of our common stock valued at an average price of $0.19 per share for a total value of $433,800.

In September 2022, we entered into a promissory note for $30,000 with a consultant for investor relations services with an interest rate of 8% per annum and a due date of December 31, 2022. On December 30, 2022, this promissory note was amended to extend the maturity date to January 31, 2023. On January 31, 2023, the note was extended to June 30, 2023. As consideration, the consultant was granted a five-year stock option for 50,000 shares of common stock at $0.17 per share with a value of $7,700. On June 9, 2023, we entered into Amendment No. 2 to this promissory note pursuant to which we converted the loan into 300,000 shares of our common stock with a value of $36,000.

In November 2022, in connection with the Option Agreement with Prevacus, we issued 1,000,000 shares of our common stock with a value of $0.17 per share for a total value of $170,000.

In December 2022, we entered into a Securities Purchase Agreement (the “SPA”) with Mast Hill Fund, L.P. (“Mast Hill”). We issued a five-year share purchase warrant entitling Mast Hill to acquire 2,000,000 shares of our common stock at $0.20 per share with a value of $274,000 and a five-year warrant for 4,000,000 shares of our common stock at $0.20 per share with a value of $548,000 issuable in the event of default. In connection with the agreement, we issued Carter Terry & Company, Inc. 213,725 shares of our common stock valued at $13,443.

In June 2023, we entered into Amendment No. 1 to the SPA dated December 13, 2022. Pursuant to the Amendment, we issued a five-year common stock purchase warrant to Mast Hill Fund L.P. for the purchase of 1,000,000 shares of our common stock at $0.20 per share with a fair value of $28,448.

In June 2023, Mast Hill converted $40,250 of accrued interest and $1,750 of fees for a total of $42,000 into 560,000 shares of our common stock.

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

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our limited operating history and lack of revenue, on which to evaluate our ability to achieve our business objective and projected cash needs and our expected future revenues, operations and expenditures;
•	our potential ability to obtain additional financing on favorable terms;
•	our public securities’ potential liquidity and trading;
•	the extent to which we acquire or invest in businesses, products, and technologies; the scope, progress, results and costs of our clinical trials for our drug candidates and medical devices;
•	our ability to successfully integrate our acquired products and technologies into our business, including the possibility that we won’t fully realize the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•	our ability to successfully consummate our asset purchase agreement with Oragenics;
•	the safety and efficacy of our product candidates;
•	the progress and timing of clinical trials;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the timing of submissions to, and decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory agencies, related to our product candidates to the satisfaction of the FDA and such other regulatory agencies;
•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property or regulatory exclusivity protection of our product candidates and the ability to operate our business without infringing on the intellectual property rights of others;
•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;
•	the emergence of competing technologies and other adverse market developments;
•	changes in accounting standards; and
•	the other risks and uncertainties discussed herein and in our other filings with the SEC.

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

We plan to license, improve, and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly, and undertake and engage in direct marketing efforts effort as we move closer to regulatory approvals. We will determine the most effective distribution method for each unique product we include in our portfolio. We will engage third-party research and development firms that specialize in creating products to assist us in developing our own products, and we will apply for trademarks and patents once we have developed proprietary products.

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

On June 13, 2023, we entered into Amendment No. 1 to the SPA dated December 13, 2022. Pursuant to the Amendment, we (i) increased the principal balance by $50,000 to a total of $920,000 to be amortized over the life of the note, (ii) issued a five-year common stock purchase warrant to Mast Hill Fund L.P. for the purchase of 1,000,000 shares of our common stock at $0.20 per share with a fair value of $28,448, (iii) extended the maturity dated to June 13, 2024, (iv) extended the amortization payments, and (v) changed the terms of the repayment from proceeds from other sources.

LPC Purchase Agreement Draws

During fiscal 2023, LPC purchased a total of 3,633,591 shares of our common stock for total proceeds of $580,220 pursuant to the August 14, 2020, LPC Purchase Agreement. Subsequent to July 31, 2023 and through October 30, 2023, LPC purchased an additional 500,000 shares of our common stock to LPC for total proceeds of $45,820. As of October 30, 2023, LPC had purchased a total of 7,882,518 shares of our common stock for total proceeds of $2,646,306 and the remaining purchase availability was $7,603,694 and the remaining shares available were 11,388,846.

Promissory Note

On September 21, 2022, we entered into a promissory note for $30,000 with a consultant for investor relations services with an interest rate of 8% per annum and a due date of December 31, 2022. The promissory note was amended on December 30, 2022, to extend the maturity date to January 31, 2023. On January 31, 2023, the note was extended to June 30, 2023. As consideration, the consultant was granted a five-year stock option for 50,000 shares of common stock at $0.17 per share. On June 9, 2023, we entered into Amendment No. 2 to this promissory note pursuant to which we converted the loan into 300,000 shares of our common stock with a value of $36,000.

Note Purchase Agreement

On July 7, 2023, we received a $150,000 advance from an accredited investor related to a $500,000 Note Purchase Agreement (the “NPA”) entered into with two accredited investors on August 15, 2023, at which time the remaining $350,000 of the $500,000 was received.

Asset Purchase Agreement with Oragenics, Inc.

On October 4, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oragenics, Inc. (“Oragenics” the “Purchaser”). Pursuant to the Purchase Agreement, we have agreed to sell and assign, certain assets and certain liabilities related to a segment of Odyssey’s business focused on developing medical products that treat brain related illnesses and diseases (the “Purchased Assets”) to Oragenics in exchange for (i) $1,000,000 in cash and 8,000,000 shares of convertible Series F Preferred Stock (“Series F Preferred Stock”), on and subject to the terms and conditions set forth therein (such transaction, the “Odyssey Asset Purchase”). The Purchased Assets include drug candidates for treating mild traumatic brain injury (mTBI), also known as concussion, and for treating Niemann Pick Disease Type C (NPC), as well as our proprietary powder formulation and its nasal delivery device.

We received $500,000 upon the execution of the Purchase Agreement on October 4, 2023 and will receive the additional $500,000 upon the earlier of (a) the closing of the Purchase Agreement (the “Closing”), (b) within three (3) business days after the date that the Company has obtained the its stockholders’ approval approving the Odyssey Asset Purchase and (c) immediately upon the Purchasers’ wrongful termination of the Purchase Agreement in breach of the Purchase Agreement.

The closing of the Asset Purchase is expected to be at the end of the fourth calendar quarter of 2023.

See Notes 6 and 13 of Notes to Consolidated Financial Statements for additional information.

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

Reference is made to our significant accounting policies set forth in Note 2 of Notes to Consolidated Financial Statements.

Results of Operations

We do not currently sell or market any products and we did not have any revenue for the years ended July 31, 2023 or 2022. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Fiscal Year Ended July 31,		$	%
	2023	2022	Change	Change
In-process research and development	$170,000	$–	$170,000	100%
Research and development	201,329	1,317,024	(1,115,695)	-85%
Stock-based compensation	2,820,311	3,870,465	(1,050,154)	-27%
General and administrative	2,122,375	2,919,091	(796,716)	-27%
Loss from operations	(5,314,015)	(8,106,580)	(2,792,565)	-34%
Interest expense	(614,083)	(836,294)	222,211	-27%
Other income, net	8,677	498,743	(490,066)	-98%
Net loss	$(5,919,421)	$(8,444,131)	$(2,524,710)	-30%
Basic and diluted net loss per share	$(0.07)	$(0.09)	$0.02	-25%

In-Process Research and Development

In-process research and development in fiscal 2023 relates to the value of the 1,000,000 shares of our common stock with a value of $0.17 per share issued to Prevacus in connection with the November 2022 Option Agreement. See Note 2.

Research and Development

Research and development relates to our current projects and includes expenses for clinical research, design and manufacturing, formulation, regulatory and consultants.

The change in Research and development was due to the following:

Fiscal Year Ended July 31, 2023 compared to Fiscal Year Ended July 31, 2022
Increase (decrease) in:
Consultants	$(125,998)
Drug development	(524,876)
Phase 1 clinical trial	566,142)
Australian research and development rebate	338,480
Prototype phase	(225,059)
Regulatory	(12,100)
$(1,115,695)

The decreases in drug development, consultants and prototype phase were the result of the completion of the development of the concussion drug in the fourth quarter of fiscal 2022. The decrease in Phase I clinical trial costs were the result of the completion of dosing patients in the Phase I clinical trial of our concussion drug device trial in first quarter of fiscal 2023.

General and Administrative

General and administrative includes expenses related to salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The change in General and administrative was due to the following:

Fiscal Year Ended July 31, 2023 compared to Fiscal Year Ended July 31, 2022
Increase (decrease) in:
Stock-based compensation	$297,627
Business development and investor relations	(1,598,381)
Consulting fees	21,487
Financing fees	(209,793)
Insurance expense	8,395
Legal and professional fees	(10,004)
Wages	(355,191)
Other	(1,010)
$(1,846,870)

The increase in stock-based compensation was due to the vesting of restricted stock units and the granting of stock options in fiscal 2023. The decrease in business development and investor relations was a result of decreased activities related to business development. The decrease in wages was due to the $400,000 bonus granted to our executive officers in January 2022.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Fiscal Year Ended July 31,
	2023	2022
Weighted average debt outstanding	$2,003,425	$1,456,991
Weighted average interest rate	7.10%	7.57%

The increase in weighted average debt outstanding was due to the issuance of an $870,000 promissory note during the second quarter of fiscal 2023 and a $150,000 deposit received on a note purchase agreement during the fourth quarter of fiscal 2023. In addition, the increase to the weighted average debt outstanding is due to the addition of principal to the LGH, ClearThink and Mast Hill notes in exchange for extending the maturity dates on the notes.

The weighted average interest rate decreased due to the extension of maturity dates on the LGH and ClearThink notes that have set dollar amounts of interest.

Other Income, net

Other income, net in fiscal 2022 included a $500,000 donation in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. Other income, net in both periods included foreign exchange gains and losses related to invoices denominated and paid in foreign currencies.

Net Loss

Net loss decreased in fiscal 2023 compared to fiscal 2022 due to decreased research and development, general and administrative and interest expense as discussed above.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Fiscal Year Ended July 31,
	2023	2022
Net cash used in operating activities	$(1,474,696)	$(3,175,783)
Net cash used in investing activities	(10,061)	(45,220)
Net cash provided by financing activities	1,449,088	2,736,953

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

Cash used in investing activities was for a patent related to our ONP-002 drug device combination.

Debt

The following notes payable were outstanding:

	July 31,	July 31,
	2023	2022
Convertible note issued to LGH due December 31, 2023, with a set interest amount of $84,000 through July 6, 2023, then an interest rate of 8.0% per annum of the then outstanding principal of $1,055,000 and convertible at $0.12 per share	$1,055,000	$1,180,000
Promissory notes issued to officers and directors due October 31, 2023, with an interest rate of 8.0% per annum (see Note 10)	125,000	125,000
Note purchase agreement issued to an accredited investor due August 15, 2024, with an interest rate of 12% per annum	150,000	–
ClearThink convertible promissory note payable due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	175,000	275,000
Mast Hill convertible promissory note due June 13, 2024, with an interest rate of 10% per annum and convertible at $0.12 per share	920,000	–
	2,425,000	1,580,000
Unamortized beneficial conversion feature, debt discount and closing costs	(280,340)	(48,063)
	$2,144,660	$1,531,937

Research and Development Rebate due from Australian Government

In fiscal 2023, we incurred $495,414 of expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate for a rebate due of $261,238, which was recorded as an offset to Research and development expense.

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

On July 3, 2023, we received a goods and service tax refund, which was accrued as part of our research and development rebate due from the Australian government, in the amount of $3,908, related to our Phase I human clinical trial during January, February and March 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Odyssey Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Health, Inc. (the “Company”) as of July 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows, for each of the two years in the period ended July 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

October 30, 2023

Odyssey Health, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31,
	2023	2022
Assets
Current assets:
Cash	$36,865	$72,534
Research and development rebate due from the Australian government	276,566	366,475
Prepaid expenses and other current assets	92,457	87,408
Total current assets	405,888	526,417
Intangible assets, net	49,905	43,260
Total assets	$455,793	$569,677

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,797,656	$1,549,568
Accrued wages	1,402,348	896,700
Accrued interest	142,032	110,063
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	125,000	125,000
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $280,340 and $48,063	2,019,660	1,406,937
Total current liabilities	6,611,722	5,213,294

Fair value, commitments and contingencies (Note 5)

Stockholders' deficit:
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 79,067,879 and 77,860,563 issued and outstanding	79,068	77,861
Additional paid-in capital	53,862,378	49,456,476
Accumulated deficit	(60,097,375)	(54,177,954)
Total stockholders’ deficit	(6,155,929)	(4,643,617)
Total liabilities and stockholders’ deficit	$455,793	$569,677

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended July 31,
	2023	2022
In-process research and development	$170,000	$–
Research and development	201,329	1,317,024
Stock-based compensation	2,820,311	3,870,465
General and administrative	2,122,375	2,919,091
Loss from operations	(5,314,015)	(8,106,580)

Interest expense	(614,083)	(836,294)
Other income, net	8,677	498,743
Net loss	$(5,919,421)	$(8,444,131)

Basic net loss per share	$(0.07)	$(0.09)
Diluted net loss per share	$(0.07)	$(0.09)

Shares used for basic net loss per share	82,677,354	88,995,280
Shares used for diluted net loss per share	82,677,354	88,995,280

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Deficit
Balances July 31, 2021	87,191,168	$87,191	$42,879,278	$(45,733,823)	$(2,767,354)
Common stock issued for compensation and services	4,245,000	4,245	1,777,405	–	1,781,650
Common stock issued in connection with Prevacus milestone	1,000,000	1,000	(1,000)	–	–
Stock-based compensation	–	–	2,088,815	–	2,088,815
Common stock issued in connection with debt financing	300,000	300	68,418	–	68,718
Common stock issued in equity financing	8,653,970	8,655	2,460,567	–	2,469,222
Beneficial conversion feature issued with debt	–	–	159,463	–	159,463
Return of shares to treasury	(23,529,578)	(23,530)	23,530	–	–
Net loss	–	–	–	(8,444,131)	(8,444,131)
Balances July 31, 2022	77,860,563	77,861	49,456,476	(54,177,954)	(4,643,617)

Stock-based compensation	2,300,000	2,300	2,818,011	–	2,820,311
Common stock issued in debt financing	213,725	213	13,230	–	13,443
Warrants issued in debt financing	–	–	345,135	–	345,135
Common stock issued in equity financing	3,633,591	3,634	576,586	–	580,220
Common stock issued in conversion of debt	2,860,000	2,860	475,140	–	478,000
Common stock issued in option purchase agreement	1,000,000	1,000	169,000	–	170,000
Return of shares to treasury	(8,800,000)	(8,800)	8,800	–	–
Net loss	–	–	–	(5,919,421)	(5,919,421)
Balances July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,919,421)	$(8,444,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,416	2,374
Stock issued for services and stock-based compensation	2,820,311	3,870,465
Amortization of beneficial conversion feature, debt discount and closing costs	532,434	687,429
Stock issued for in-process research and development	170,000	–
Financing costs paid with stock	1,750	68,718
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(5,049)	(33,873)
Decrease (increase) research and development rebate due from Australian government	89,909	(366,475)
Increase in accounts payable	248,088	324,785
Increase in accrued wages	505,648	637,213
Increase in accrued interest	78,219	77,712
Net cash used in operating activities	(1,474,696)	(3,175,783)

Cash flows from investing activities
Purchased intellectual property	(10,061)	(45,220)

Cash flows from financing activities
Proceeds from borrowings on notes	903,868	375,000
Principal payments made on notes payable	(35,000)	(107,269)
Proceeds from equity financing	580,220	2,469,222
Net cash provided by financing activities	1,449,088	2,736,953

Net change in cash	(35,669)	(484,050)
Cash, beginning of year	72,534	556,584
Cash, end of year	$36,865	$72,534

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$954

Noncash Investing and Financing Activities
Common stock issued for conversion of notes payable and accrued interest	$478,000	$–
Common stock issued for debt financing commitment shares	–	68,718
Common stock issued in exchange for closing costs	13,443	–
Warrants issued in connection with financings	345,135	–
Original issue discount on debt	98,048	–
Beneficial conversion feature recognized	–	200,100
Accounts payable converted into common stock	–	20,000
Increase in principal of notes payable	406,132	225,000
Common stock issued for Prevacus milestone	–	1,000
Shares returned to treasury	8,800	23,530

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

We did not recognize any revenues for the years ended July 31, 2023 (“fiscal 2023”) or 2022 (“fiscal 2022”) and we had an accumulated deficit of $60,097,375 as of July 31, 2023. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at July 31, 2023 of $36,865 will not provide enough working capital to meet our current operating expenses through the first quarter of fiscal 2024.

The operating deficit and cash balance at July 31, 2023 indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

We are continually adjusting our business plan to reflect our current liquidity expectations. Due to the unknown and volatile nature of the stock price and trading volume of our common stock, it is difficult to predict the timing and amount of availability pursuant to our equity line of credit with Lincoln Park Capital Fund, LLC (“LPC”). Due to the limitations in the equity line of credit, we will need to do one or more of the following during fiscal 2024; secure additional debt financing, secure additional equity financing, secure a strategic partner, reduce our operating expenditures, or seek bankruptcy protection. Given our recurring losses, negative cash flow, and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Note 2.      Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of Odyssey Health, Inc. and our wholly-owned subsidiary Odyssey Group International Australia, Pty Ltd (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

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

Research and development rebate due from the Australian government

We receive a 43.5% rebate at the end of each fiscal year from the Australian government on all research and development performed in Australia. We record the rebate as expenses are incurred as an offset to research and development.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of loans and advances receivable and prepaid insurance. At July 31, 2023 there were no impairment concerns.

Property and equipment, net

As of July 31, 2022, all property and equipment was fully depreciated. Depreciation was recorded on a straight-line basis over the estimated useful lives of the assets. We recognized depreciation expense of $0 and $414, respectively, in fiscal 2023 and 2022.

Intangible assets, net

Intangible assets consist of costs related to a patent for our ONP-002 drug device combination are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. We recognized amortization expense of $3,416 and $2,374, respectively, in fiscal 2023 and 2022.

Future amortization of intangible assets is as follows:

Fiscal 2024	$3,708
Fiscal 2025	3,685
Fiscal 2026	3,685
Fiscal 2027	3,685
Fiscal 2028	3,685
Thereafter	31,457
Total	$49,905

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

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the year. Diluted net loss per share is computed giving effect to all potentially dilutive common stock and common stock equivalents, including stock options, convertible notes, RSUs and warrants. Basic and diluted net loss per share were the same for all years presented as we were in a loss position for all periods.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Fiscal Year Ended July 31,
	2023	2022
Options to purchase common stock	11,795,000	6,645,000
Equivalent shares of convertible notes into common stock	25,547,822	7,303,333
Warrants to purchase common stock	14,558,607	7,558,607
Unvested restricted stock units	3,055,554	2,189,695
Total potentially dilutive securities	54,956,983	23,696,635

Stock-based compensation

We recognize stock-based compensation expense for all restricted stock and stock option awards made to employees, directors and independent contractors.

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

In-process research and development

In-process research and development relates to the value of 1,000,000 shares of our common stock with a value of $0.17 per share issued to Prevacus in connection with the November 2022 Option Agreement (Note 8).

Research and development

Research and development costs are expensed in the period when incurred.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at July 31, 2023 or 2022. We recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Note 4.     Asset Purchase Agreement and Asset Purchase Liability

On January 7, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Prevacus, Inc. (“Prevacus”), pursuant to which we purchased the assets and all of the rights, interests and intellectual property in a certain drug program (ONP-002) for treating mild brain trauma (concussion) and the delivery device (collectively, the “Asset”) in exchange for (i) 7,000,000 shares of our common stock plus (ii) the Milestone Consideration. Prevacus is a related party, as we are party to a Joint Venture and Intellectual Property Purchase Agreement entered into in June 2019 and its President, Dr. Jacob VanLandingham, is an employee.

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

On March 1, 2021 (the “Closing Date”), our APA with Prevacus closed and we issued 6,000,000 shares of our common stock valued at $1.18 per share for the stock granted on the date of acquisition for $7,080,000. We withheld 1,000,000 shares of our common stock valued at $1.18 per share, for $1,180,000, in exchange for our payment of certain liabilities of Prevacus which was recorded as an Asset purchase liability on our Consolidated Balance Sheets. Any remaining Asset purchase liability, once all obligations have been paid, will be satisfied with the release of shares of our common stock at $1.18 per share.

In addition, 1,000,000 shares of our common stock valued at $1.18 per share for $1,180,000 was recorded as a component of Additional Paid in Capital for achievement of the milestone related to the first dosing in a Phase I Clinical Trial in March 2022.

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

Note 5.    Fair Value, Commitments and Contingent Liabilities

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the fiscal years ended July 31, 2023 or 2022.

The carrying values of cash, prepaid expenses and other, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the fiscal year ended July 31, 2023.

Contingent Liabilities

At July 31, 2023 and 2022, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at July 31, 2023 and 2022 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the remaining milestones will be met. See Note 4 for additional information.

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

	July 31,
	2023	2022
Carrying value	$2,425,000	$1,580,000
Fair value	$2,425,000	$1,580,000

Non-Financial Assets

Non-financial assets, such as Intangible assets, are measured at fair value on a non-recurring basis when events or circumstances indicate that an impairment may have occurred. If we determine these assets to be impaired, they are reported at fair value as calculated during the period. No non-financial assets were recorded at fair value during fiscal 2023 or 2022.

Note 6.     Debt

Promissory Note

On September 21, 2022, we entered into a promissory note for $30,000 with a consultant for investor relations services with an interest rate of 8% per annum and a due date of December 31, 2022.

On December 30, 2022, this promissory note was amended to extend the maturity date to January 31, 2023. On January 31, 2023, the note was extended to June 30, 2023. As consideration, the consultant was granted a five-year stock option for 50,000 shares of common stock at $0.17 per share. All other terms and conditions remained the same.

On June 9, 2023, we amended this promissory note in order to convert the loan into 300,000 shares of our common stock with a value of $36,000.

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

On July 6, 2023, we entered into Amendment No. 6 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment No. 6, the maturity date of the note was extended to December 31, 2023. As consideration, $25,000 was added to the principal amount outstanding and interest shall be charged on the unpaid Principal Amount at the rate of 8% per annum from July 6, 2023. All other terms and conditions remain the same. Subsequent to Amendment No. 6 , $1,055,000 remained outstanding on the convertible note.

Tysadco Partners, LLC/ClearThink Capital Partners, LLC

On March 14, 2023, we entered into a Second Amendment to the Convertible Promissory Note (the “Second Amendment”) to the Securities Purchase Agreement dated August 29, 2021, with Tysadco Partners, LLC (“Tysadco”). Pursuant to the Second Amendment, the maturity date of the note was extended to December 31, 2023. As consideration, the conversion price was amended to $0.20 per share from $0.30 per share and, upon execution, we converted $100,000 of the note into 500,000 shares of our common stock. Subsequent to this conversion, $175,000 remained outstanding on the note. In addition, Tysadco assigned this note to ClearThink Capital Partners, LLC.

Directors and Officers Promissory Notes

On December 21, 2021, and December 22, 2021, we entered into a total of five Promissory Notes (the “Promissory Notes”) with three of our directors and two officers.

Mr. Joseph Michael Redmond, President and Chief Executive Officer, Ms. Christine M. Farrell, Chief Financial Officer, Mr. Jerome H. Casey, Director, Mr. John P. Gandolfo, Director, and Mr. Ricky W. Richardson, Director, each loaned us $25,000 for total proceeds of $125,000. The Promissory Notes bear interest at 8% per annum and were originally due March 31, 2022.

On June 30, 2023, we entered into five Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021 and December 22, 2021, and as amended April 20, 2022, June 3, 2022, September 30, 2022, December 30, 2023 and March 31, 2023 with three directors and two officers. Pursuant to the Amendments, the maturity date of the Promissory Notes were extended to October 31, 2023, and the note holder may convert the note prior to maturity at a conversion price of $0.12 per share. All other terms and conditions remain the same.

At July 31, 2023 and 2022, we had $16,058 and $6,063, respectively, of accrued interest related to these Promissory Notes.

Mast Hill Fund L.P.

On December 13, 2022, we entered into a Securities Purchase Agreement (the “SPA”) with Mast Hill Fund, L.P. (“Mast Hill”). Pursuant to the SPA, we sold Mast Hill (i) an $870,000 face value, one-year, 10% per annum Promissory Note convertible into shares of our common stock at $0.12 per share, (ii) a five-year share purchase warrant entitling Mast Hill to acquire 2,000,000 shares of our common stock at $0.20 per share (the “Warrant”), and (iii) a five-year warrant for 4,000,000 shares of our common stock at $0.20 per share issuable in the event of default. Net proceeds after original discount, fees, and expenses, was $723,868. Pursuant to our agreement with Mast Hill, we were required to notify Mast Hill of any draws on the LPC equity line of credit and at their request remit 30% of the proceeds. In connection with the Mast Hill agreement, we issued Carter Terry & Company, Inc. 213,725 shares of our common stock valued at $13,443.

On June 13, 2023, we entered into Amendment No. 1 to the SPA dated December 13, 2022. Pursuant to the Amendment, we (i) increased the principal balance by $50,000 to a total of $920,000 to be amortized over the life of the note, (ii) issued a five-year common stock purchase warrant to Mast Hill Fund L.P. for the purchase of 1,000,000 shares of our common stock at $0.20 per share with a fair value of $28,448, (iii) extended the maturity dated to June 13, 2024, (iv) extended the amortization payments, and (v) changed the terms of the repayment from proceeds from other sources.

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

Accredited Investors Note Purchase Agreement

On July 7, 2023, we received a $150,000 advance from an accredited investor related to a $500,000 Note Purchase Agreement (the “NPA”) entered into with two accredited investors on August 15, 2023, at which time the remaining $350,000 of the $500,000 was received.  See Note 13.

Notes Payable Outstanding

	July 31,	July 31,
	2023	2022
Convertible note issued to LGH due December 31, 2023, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of the then outstanding principal of $1,055,000 and convertible at $0.12 per share	$1,055,000	$1,180,000
Promissory notes issued to officers and directors due October 31, 2023, with an interest rate of 8.0% per annum (see Note 10)	125,000	125,000
Note purchase agreement issued to an accredited investor due August 15, 2024, with an interest rate of 12% per annum	150,000	–
ClearThink convertible promissory note payable due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	175,000	275,000
Mast Hill convertible promissory note due June 13, 2024, with an interest rate of 10% per annum and convertible at $0.12 per share	920,000	–
	2,425,000	1,580,000
Unamortized beneficial conversion feature, debt discount and closing costs	(280,340)	(48,063)
	$2,144,660	$1,531,937

Note 7.     Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At our annual stockholder meeting held September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to enable us to recruit and retain highly qualified employees, directors and consultants and to provide incentives for productivity and the opportunity to share in our growth and value. Subject to certain adjustments, the maximum number of shares of common stock, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, cash or other stock-based awards that may be issued under the 2021 Plan is 20,000,000. At July 31, 2023, no shares remained available for future issuances and 19,475,000 shares of our common stock were reserved for issuance for awards outstanding pursuant to the 2021 Plan. Awards covering a total of 2,545,000 shares were granted outside of the 2021 Plan in fiscal 2023, all of which were outstanding at July 31, 2023.

Grants to Directors, Officers and Named Executive Officers Pursuant to the 2021 Plan

On September 14, 2021, three independent Board members each received 500,000 RSUs with a value of $0.45 per share. In addition, Mr. Richardson received an initial equity grant of 500,000 RSUs with a value of $0.73 per share upon joining the Board on May 6, 2021. All of the RSUs vested monthly over a 12-month period from the date of grant. During fiscal 2023, we recognized $795,951 of stock-based compensation related to these awards as a component of General and administrative.

On May 19, 2022, the Board granted options exercisable for 500,000 shares of our common stock to each of our four independent directors, 750,000 to Mr. Redmond and 600,000 to Ms. Farrell. All of these awards vested 50% in one year and 50% in two years and 100,000 to Dr. VanLandingham vesting based upon milestones for a total of 3,450,000 options granted. The exercise price per share is $0.30 and the options have a 10 year expiration. During fiscal 2023 and 2022, we recognized $524,362 and $148,238, respectively, of stock-based compensation related to these awards as a component of General and administrative.

On October 14,2022, The Board granted Ms. Farrell, granted options exercisable for 500,000 shares of our common stock vesting upon a listing to a higher exchange. The exercise price is $0.318 and the options have a 10 year expiration. During fiscal 2023, we recognized $120,735 of stock-based compensation related to these awards as a component of General and administrative.

On January 12, 2023, three independent Board members each received 500,000 RSUs with a value of $0.30 per share. All of the RSUs vest 100% on January 12, 2024. During fiscal 2023, we recognized $243,750 of stock-based compensation related to these awards as a component of General and administrative.

In January 2023, one independent director retired and voluntarily forfeited all vested and unvested equity awards, which resulted in a reversal of stock-based compensation of $68,497 in fiscal 2023.

On January 12, 2023, Mr. Redmond and Ms. Farrell, our two executive officers, each received 500,000 RSUs with a value of $0.30 per share. 100,000 shares vested immediately, and 400,000 vest on December 31, 2023. During fiscal 2023, we recognized $201,816 of stock-based compensation related to these awards as a component of General and administrative.

During fiscal 2023, we recognized total $866,784 of RSU stock-based compensation as a component of General and administrative.

Stock Options

Stock option activity during fiscal 2023 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2022	6,645,000	$0.46
Options granted	6,500,000	0.22
Options canceled or expired	(1,350,000)	(0.38)
Options outstanding at July 31, 2023	11,795,000	$0.34

Criteria used for determining the Black-Scholes value of options granted were as follows:

Year Ended July 31,
	2023	2022
Expected stock price volatility	140% - 151%	137% - 149%
Risk free interest rate	2.73% - 4.25%	1.17% - 3.02%
Expected life of options (years)	3.0 – 10.0	3.0 – 10.0
Expected dividend yield	–	–

Restricted Stock Units (“RSUs”)

RSU activity during fiscal 2023 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at July 31, 2022	2,189,695	$0.23
RSUs issued	2,800,000	0.30
RSUs vested	(934,141)	0.60
RSUs forfeited	(1,000,000)	(1.10)
RSUs outstanding at July 31, 2023	3,055,554	$0.28

Warrants

Warrant activity during fiscal 2023 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2022	7,558,607	$0.69
Warrants issued	7,000,000	0.20
Warrants outstanding at July 31, 2023	14,558,607	$0.46

Unrecognized Stock-Based Compensation Costs

At July 31, 2023, we had total unrecognized stock-based compensation of $1,116,020, which will be recognized over the weighted average remaining vesting period of .74 years.

Note 8.      Common Stock

Return of shares

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

In September and October 2022, two shareholders returned at total of 8,800,000 shares of our common stock valued at $8,800 to treasury.

Common Stock Issued for Services

On February 9, 2022, in connection with an investor relations consulting agreement with Tysadco, we issued Tysadco 3,000,000 restricted shares of our common stock valued at $0.53 per share for a total value of $1,590,000 which was expensed as a component of General and administrative. The agreement includes a leak out provision until the shares have been sold.

On May 8, 2022, we entered into a six-month consulting agreement for investor relations services. We granted the investor relations firm 45,000 shares of our common stock valued at $0.37 per share for a total value of $16,650 which was expensed as a component of General and administrative.

On May 19, 2022, we entered into a six-month consulting agreement for investor relations services. We granted the investor relations firm 500,000 shares of our common stock valued at $0.23 per share for a total value of $115,000 which was expensed as a component of General and administrative.

On June 10, 2022, in connection with our agreement with Prevacus entered into on March 1, 2021, we issued Prevacus 1,000,000 shares of our common stock upon the successful first dosing in our Phase I clinical trial related to our ONP-002 neurosteroid concussion treatment in the quarter ended April 30, 2022.

On July 20, 2022, we entered into a consulting agreement for investor relations services. We granted the investor relations firm 200,000 shares of our common stock valued at $0.20 per share for a total value of $40,000 which was expensed as a component of General and administrative.

In September and October 2022 and March 2023, in connection with entering into consulting agreements, we issued consultants 2,300,000 restricted shares of our common stock valued at an average price of $0.19 per share for a total value of $433,800 which was expensed as a component of General and administrative.

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

In connection with the LPC transaction, we engaged A.G.P. as a placement agent to help raise capital. A.G.P. introduced us to LPC, for which we agreed to pay A.G.P. a fee of 8% of the amount of the funds received from LPC, which totaled $20,000 in the quarter ended October 31, 2020. A.G.P. will also receive a fee totaling 8% of any additional funds raised pursuant to the LPC Purchase Agreement. At July 31, 2021, we paid A.G.P. a total of $97,718 in connection with the 1,550,904 shares purchased from January 2021 through July 31, 2021 and at July 31, 2023, we have accrued $13,750 in Accounts payable related to this amount and no additional fees are required to be paid.

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

Shares purchased by LPC, including the initial purchase, are summarized below:

Purchase Date	Number of Shares Purchased	Average Purchase Price per Share	Total Purchase Price	Remaining Purchase Availability
August 14, 2020	602,422	$0.41	$250,000	$10,000,000
January 2021	200,000	0.18	35,080	9,964,920
February 2021	330,106	0.63	206,798	9,758,122
March 2021	1,020,798	0.96	979,597	8,778,525
August 2021	600,000	0.40	237,940	8,540,585
September 2021	374,482	0.35	129,096	8,411,489
February 2022	100,000	0.52	51,500	8,359,989
March 2022	100,000	0.49	48,700	8,311,289
July 2022	421,119	0.19	81,556	8,229,733
August 2022	233,591	0.17	39,610	8,190,124
September 2022	200,000	0.15	29,000	8,161,124
October 2022	700,000	0.25	172,100	7,989,024
November 2022	800,000	0.19	154,320	7,834,704
December 2022	300,000	0.15	46,000	7,788,704
February 2023	600,000	0.11	66,750	7,721,953
March 2023	500,000	0.10	48,520	7,673,434
April 2023	200,000	0.08	16,420	7,657,014
June 2023	100,000	0.08	7,500	7,649,514
	7,382,518		$2,600,487

See Note 13 for information regarding subsequent sales to LPC.

LGH

In connection with an amendment to the LGH Note, dated February 1, 2022, we issued LGH 100,000 shares of our common stock with a value of $51,000. See Note 6 for additional information.

Private Placement

On February 2, 2022, we entered into an agreement to raise money through a private investment in a public entity (“PIPE”). We offered up to 14,285,714 Units (the “Units”) at $0.35 per Unit (the “Offering”). Each Unit consisted of one share of our common stock (the “Shares”) and one-half of an accompanying warrant (the “Investor Warrants”). Each full warrant is exercisable for one share of our common stock at $0.70 per share. The Investor Warrants have a term of five years and, in certain circumstances, may be exercised on a cashless basis. The Share and Investor Warrant comprising each Unit are immediately separable and were issued separately.

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

Prevacus Option Agreement

On November 21, 2022, we entered into an Option to Purchase Intellectual Property Agreement (the “Option Agreement”) with Prevacus, Inc., which expired May 20, 2023. We had the option to purchase and acquire from Prevacus, free and clear of all encumbrances, 100% of Prevacus’ right, title, and interest in the worldwide and USPTO Patents to ONP-001 and one Enantiomer. As consideration, we issued Prevacus 1,000,000 shares of our common stock at $0.17 per share for a total value of $170,000 which was expensed as In-process research and development in fiscal 2023. The compensation that would have been paid to Prevacus for 100% of ONP-001 was 2,000,000 shares of our common stock and the consideration for the enantiomer would have been 1,000,000 shares of our common stock. The total purchase price would have been net of any equity paid to purchase the Option.

Common Stock Issued in Connection with Debt Financings

As discussed above in Note 6, we issued the following shares of our common stock in connection with debt financings during fiscal 2023 and 2022:

•	200,000 shares in connection with Tysadco convertible debt financing with a fair value of $17,718;
•	100,000 shares in connection with LGH convertible debt amendment with a fair value of $51,000;
•	213,725 shares with a value of $13,443 issued to Carter Terry & Company, Inc. in connection with Mast Hill Fund, L.P. financing;
•	1,500,000 shares upon the conversion by LGH of $300,000 of their outstanding convertible note;
•	500,000 shares upon the conversion by ClearThink of $100,000 of their outstanding convertible note,
•	300,000 shares upon the conversion by a consultant of $36,000 of their outstanding convertible note, and
•	560,000 shares upon the conversion by Mast Hill of $40,250 accrued interest and $1,750 fees.

Note 9.      Income Taxes

We file income tax returns in the U.S. federal jurisdiction and the various states in which we operate. We registered with the Franchise Tax Board in the State of California in tax year 2020. Our tax returns are not currently under examination for any year. Our deferred tax assets consist of federal net operating loss carryforwards that expire through the year 2036. The deferred tax assets are net of a 100% valuation allowance as it is more likely than not at this time the deferred tax assets will not be realized within the carryforward period due to substantial uncertainty as to our ability to continue as a going concern (Note 1).

The following table reconciles the U.S. federal statutory rate to our effective tax rate:

	For the year ended July 31,
	2023	2022
US federal statutory rates	21%	21%
Valuation allowance	(21)%	(21)%
Effective tax rate	0%	0%

Our tax provision (benefit) was as follows:

	For the year ended July 31,
	2023	2022
Current deferred	$485,300	$885,400
Increase in valuation allowance	(485,300)	(885,400)
Total	$–	$–

Our net deferred tax asset was as follows:

	July 31,
	2023	2022
Deferred tax asset	$2,960,400	$2,475,100
Valuation allowance	(2,960,400)	(2,475,100)
Net deferred tax asset	$–	$–

As of July 31, 2023, we had $13,745,873 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2039. Current or future ownership changes may severely limit the future realization of these net operating losses.

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

We reviewed all income tax positions taken or that are expected to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. We are subject to U.S. federal income tax examinations by tax authorities for years after 2022 due to unexpired net operating loss carryforwards originating in and subsequent to that year. We may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of July 31, 2023, there were no unrecognized tax benefits, or any tax related interest or penalties. We do not have any examinations ongoing. Tax returns for the years 2014 onwards are subject to federal, state or local examinations.

Note 10.     Related Party Transactions

Due to Officers

The following amounts were due to our officers for reimbursement of expenses and were included in Accounts payable on our Consolidated Balance Sheets:

	July 31,
	2023	2022
Joseph M. Redmond, CEO	$668	$2,642
Christine Farrell, CFO	1,633	745
	$2,301	$3,387

The amount of unpaid salary and bonus due to our officers was included in Accrued wages on our Consolidated Balance Sheets and was as follows:

	July 31,
	2023	2022
Joseph M. Redmond, CEO	$935,831	$696,154
Christine Farrell, CFO	257,771	124,617
	$1,193,602	$820,771

On January 31, 2022, the Compensation Committee and our full Board approved the 2021 bonus plan. Pursuant to the plan, Mr. Redmond received a $360,000 bonus and Ms. Farrell received a $40,000 bonus based upon meeting fund raising goals. The bonuses will be paid when funds are available and are included in the amounts disclosed in the above table.

See Note 6 for a discussion of $25,000 Promissory Notes payable to each of two officers and three directors.

See Note 7 for a discussion of RSUs and stock option grants to each of our four directors, two officers and Dr. VanLandingham.

Related Party Transaction

On March 1, 2021, as part of the Prevacus APA and Dr. VanLandingham’s employment agreement, Dr. VanLandingham was granted 1,000,000 stock options with a fair market value of $941,000. 250,000 shares vested on signing of closing documents; 250,000 shares vest on Phase 1A first dosing of human, 250,000 shares vest on Phase 1B first dosing of human; and 250,000 shares vest upon us being accepted on NASDAQ. This amount is being expensed over the life of the awards and $37,872, and $295,845 was expensed to General and administrative in fiscal 2023 and 2022, respectively. As of July 31, 2023, $11,138 remained to be expensed in future periods.

In March, May and December 2021, November and December 2022 and January 2023, we entered into loans with Prevacus Inc. for a total of $25,192. The loans have an annual interest rate of 3% per annum. At July 31, 2023, accrued interest totaled $930 and to date the loans had not been repaid and continue to accrue interest.

At July 31, 2023, we have advanced Dr. VanLandingham $35,700, which is being repaid through payroll deductions.

Note 11.      Donation Received

On January 5, 2022, we received a donation in the amount of $500,000 in partnership with the Erase PTSD Now organization and the Glenn Greenberg and Linda Vester Foundation. These funds were recorded as Other income in our Statements of Operations and were used to progress the Phase I human clinical trials for drug candidate ONP-002 for the treatment of concussion. It was contemplated, a royalty of one-half of one percent be paid to Erase PTSD Now in perpetuity. At this time there is no agreement in place and the parties may or may not enter into an agreement in the future.

Note 12.      Research and Development Rebate due from Australian Government

We incurred expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate which were recorded as an offset to research and development expense as follows:

	For the year ended July 31,
	2023	2022
Research and development expense offset	$261,738	$538,135

Note 13.      Subsequent Events

LPC

Subsequent to July 31, 2023 and through October 30, 2023, we sold 500,000 shares of our common stock to LPC for total proceeds of $45,820. As of October 30, 2023, LPC had purchased a total of 7,882,518 shares of our common stock for total proceeds of $2,646,306 and the remaining purchase availability was $7,603,694 and the remaining shares available were 11,388,846.

Mast Hill

On August 7, 2023, pursuant to the SPA, Mast Hill converted a portion of their warrant exercisable for 2,000,000 shares of our common stock into 1,610,390 shares of our common stock at an exercise price of $0.075 per share. Following this conversion, 389,610 shares remained available pursuant to this warrant.

Note Purchase Agreement

On August 15, 2023, we entered into a $500,000 Note Purchase Agreement (the “NPA”) with two accredited investors. Pursuant to the terms and conditions as set forth in the NPA (i) the note is due and payable in full on or after the later of August 15, 2024 or completion of a Senior Exchange Listing of, or a Spinout (“Spinco”) of, our ONP Technology, (ii) interest shall accrue at a rate of 12% per annum, (iii) the note is convertible at our option into shares of Spinco common stock at a price that is 70% of Spinco’s IPO price, and (iv) Common Stock Purchase Warrants which permit each investor to acquire a number of shares of common stock of Spinco equal to 200% of such investor’s original face amount of the loan divided by the IPO price of Spinco.

LGH Promissory Note

On August 28, 2023, we paid LGH $30,000 of principal on their outstanding promissory note due December 31, 2023. Following this payment, $1,025,000 of principal remained outstanding.

Mast Hill Promissory Note

On September 13, 2023 we paid Mast Hill $100,000 of principal and $26,382 of interest on their outstanding promissory note due June 13, 2024. Following this payment, $820,000 of principal and no accrued interest remained due. On October 9, 2023, Mast Hill converted $47,653 together with $637 interest, and $1,750 for fees totaling $50,040 into 417,000 shares of common stock at a conversion price of $0.12 per share. Following this conversion, $727,451 of principal remained outstanding.

Oragenics, Inc.

On October 4, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oragenics, Inc. (“Oragenics” the “Purchaser”). Pursuant to the Purchase Agreement, the we have agreed to sell and assign, certain assets and certain liabilities related to a segment of Odyssey’s business focused on developing medical products that treat brain related illnesses and diseases (the “Purchased Assets”) to Oragenics in exchange for (i) $1,000,000 in cash and 8,000,000 shares of convertible Series F Preferred Stock (“Series F Preferred Stock”), on and subject to the terms and conditions set forth therein (such transaction, the “Odyssey Asset Purchase”). The Purchased Assets include drug candidates for treating mild traumatic brain injury (mTBI), also known as concussion, and for treating Niemann Pick Disease Type C (NPC), as well as our proprietary powder formulation and its nasal delivery device.

We received $500,000 upon the execution of the Purchase Agreement on October 4, 2023 and will receive the additional $500,000 upon the earlier of (a) the closing of the Purchase Agreement (the “Closing”), (b) within three (3) business days after the date that the Company has obtained the its stockholders’ approval approving the Odyssey Asset Purchase and (c) immediately upon the Purchasers’ wrongful termination of the Purchase Agreement in breach of the Purchase Agreement.

The closing of the Asset Purchase is expected to be at the end of the fourth calendar quarter of 2023, subject to the satisfaction of customary closing conditions, which include: (1) we shall have obtained all required consents to the Odyssey Asset Purchase; (2) We shall have obtained shareholder approval to the Asset Purchase; (3) the Oragenics’ shareholders shall have approved (a) the increase in the its authorized Common Stock from 4,166,666 to 350,000,000 and (b) the conversion of the Series F Preferred Stock into Common Stock; (4) no material adverse change shall have occurred to the Purchased Assets; (5) Oragenics must have at least $5,000,000 in cash at Closing; and (6) Oragenics must have completed its due diligence of the Purchased Assets to its satisfaction.

At the Closing, Oragenics will issue 8,000,000 shares of convertible Series F Preferred Stock to Odyssey, 1,592,000 of which will automatically convert into 1,592,0000 shares of Oragenics common stock, resulting in Odyssey holding 19.9% of Oragenics common stock. As of October 27, 2023, Oragenics common stock traded at $3.37 per share. At this price, the 8,000,000 shares of convertible Series F Preferred Stock would be valued at $27 million and the 19.9% 1,592,000 shares of Oragenics common stock would be valued at $5.4 million.

The remaining 6,408,000 shares of convertible Series F Preferred Stock will convert upon certain listing and change in control criteria being achieved.

OTCQB

On October 4, 2023, we uplisted to the OTCQB Market.

Resignation of Director and Employment Matters

On October 5, 2023, John Gandolfo resigned as a director of the Company. On October 19, 2023, Mr. Gandolfo converted his convertible promissory note plus accrued interest into 238,792 shares of our common stock at an exercise price of $0.12 per share.

On October 26, 2023, Dr. VanLandingham separated his employment from the Company as Technical Lead and was engaged on a contractual basis to continue working on the ONP-002 concussion drug clinical research and development. At October 26, 2023, the Company owed Dr. VanLandingham $31,838 and his incentive stock options will continue to vest as long as he remains a consultant.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 31, 2023, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

In light of the material weakness described below, as of July 31, 2023, prior to the filing of this Form 10-K for the period ended July 31, 2023, management determined that key controls were performed timely and additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations, statement of shareholder equity and cash flows for the periods presented in conformity with United States GAAP.

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

Under the supervision and with the participation of our president and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2023, is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2023, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our equity compensation plans as of July 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,250,000	(1)	$0.40	–
Equity compensation plans not approved by security holders	2,545,000		0.13	–
Total	11,795,000		$0.34	–

(1)	Does not include 3,055,554 Restricted Stock Units (“RSUs”) outstanding at July 31, 2023 at a weighted average grant date fair value of $0.14 per share.

See Note 7 of Notes to Financial Statements included in Part II, Item 8 of this Form 10-K.

The additional information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2023, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2023, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing with the SEC within 120 days of July 31, 2023, is incorporated herein by reference.

49

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Financial Statements, together with the report thereon by Turner, Stone & Company, L.L.P., Independent Registered Public Accounting Firm, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Exhibits

The following list is intended to constitute the exhibit index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).*
3.2	Bylaws of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).*
10.1	Form of Odyssey Group International, Inc. Subscription Agreement for Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 2 of the Registration Statement on Form S-1/A filed on February 26, 2015).*
10.3	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Joseph Michael Redmond (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2021).*, ***
10.4	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Christine M. Farrell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 26, 2021).*, ***
10.5	Employment Agreement dated November 1, 2022 by and between Odyssey Group International, Inc. and Erik Emerson (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 4, 2022). *, ***
10.6	Employment Agreement by and between Odyssey Group International, Inc. and Gregory W. Gironda, dated November 1, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 4, 2022). *, ***
10.7	License Transfer Agreement, effective as of January 31, 2019, by and between Odyssey Group International, Inc. and Electromedica, LLC (incorporated by reference to Exhibit 10.5 to Form S-1 filed on November 23, 2020).*
10.8	Master Agreement for a Joint Venture and Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc. and Prevacus, Inc. (incorporated by reference to Exhibit 10.6 to Form S-1 filed on November 23, 2020).*
10.7	Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc., James De Luca and Murdock Capital Partners (incorporated by reference to Exhibit 10.7 to the Form S-1 filed on November 23, 2020).*
10.11	Form of Common Stock Purchase Warrant totaling 550,000 Shares of Common Stock of Odyssey Group International, Inc. issued to Alliance Global Partners, Alejandro Barrientos and David Bocchi, effective August 6, 2020 (incorporated by reference to Exhibit 10.10 to Form S-1 filed November 23, 2020).*
10.12	Securities Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Labrys Fund, LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2020).*
10.13	12% Self-Amortization Promissory Note issued to Labrys Fund, LP on August 14, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 14, 2020).*
10.14	Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 17, 2020).*
10.15	Registration Rights Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 17, 2020).*
10.16	Amendment No. 1 to Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 19, 2020).*
10.17	Securities Purchase Agreement with LGH Investments, LLC. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 15, 2020).*
10.18	Prevacus Asset Agreement. (incorporated by reference to Exhibit 10.5 to Form 8-K filed on January 8, 2021).*
10.19	Amendment No. 1 to the Warrant Agreement, dated December 11, 2020, by and between Odyssey Group International, Inc. and LGH Investments, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 28, 2021).*

10.20	Securities Purchase Agreement with LGH Investments, LLC.(incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2021).*
10.21	LGH Investments, LLC Settlement Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on June 21, 2021).*
10.22	Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 1, 2021).*
10.23	Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2021).*
10.24	Warrant, dated October 18, 2021 issued to Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 Form 8-K filed on October 21, 2021).*
10.25	Amended Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on October 26, 2021).*
10.26	Securities Purchase Agreement, dated October 22, 2021 by and between Odyssey Group International, Inc. and Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 26, 2021).*
10.27	Warrant dated October 22, 2021 issued to Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 26, 2021).*
10.28	Form of Subscription Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on June 14, 2022).*
10.29	Form of Stock Purchase Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on June 14, 2022).*
10.30	Form of Warrant Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on June 14, 2022).*
10.31	Form of Registration Rights Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on June 14, 2022).*
10.32	Form of Promissory Note dated December 2021 between Odyssey Group International, Inc. and various officers and directors (incorporated by reference to Form 8-K filed on December 27, 2021). *, ***
10.33	Form of Amendment to Promissory Note dated April 20, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on June 14, 2022).*, ***
10.34	Form of Amendment to Promissory Note dated June 4, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on June 14, 2022).* ***
10.35	Form of Amendment No. 4 dated December 30, 2022 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 3, 2023).*, ***
10.36	Form of Amendment No. 5 dated March 31, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 4, 2023).*, ***
10.37	Form of Amendment No. 6 dated June 30, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 7, 2023).*, ***
10.38	Convertible Promissory Note dated August 29, 2021 with Tysadco Partners, LLC**
10.39	Amendment to Convertible Promissory Note dated March 31, 2022 between Odyssey Health, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2022).*
10.40	Second Amendment and Assignment to Convertible Promissory Note dated March 14, 2023 to Promissory Note dated August 29, 2021 with Tysadco Partners, LLC (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on March 17, 2023).*
10.41	Amendment to Convertible Promissory Note dated February 1, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 18, 2022).*

10.42	Amendment No. 1 to Convertible Promissory Note with LGH Investments, LLC dated February 15, 2022 (incorporated by reference to Form 8-K filed on February 18, 2022).*
10.43	Amendment to Convertible Promissory Note dated June 10, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on June 14, 2022).*
10.44	Amendment No. 3 to Convertible Promissory Note dated September 29, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Form 8-K filed on October 3, 2022).*
10.45	Amendment No. 4 dated December 29, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2023.)*
10.46	Amendment No. 5 to Convertible Promissory Note dated March 31, 2023 between Odyssey Health, Inc. and LGH Investments LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2023).
10.47	Amendment No. 6 to Convertible Promissory Note dated July 6, 2023 between Odyssey Health, Inc. and LGH Investments LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 7, 2023).
10.48	Option to Purchase Intellectual Property Agreement by and between Prevacus, Inc. and Odyssey Health, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 23, 2022).*
10.49	Promissory Note with accredited investor Jonathan Lutz, dated September 21, 2022**
10.50	Amendment No. 1 dated December 30, 2022 to Promissory Note with accredited investor Jonathan Lutz, dated September 21, 2022 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 3, 2023).*
10.51	Amendment No. 2 dated January 31, 2023 to Promissory Note with accredited investor Jonathan Lutz, dated September 21, 2022 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on March 17, 2023).
14.1	Odyssey Group International, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on October 23, 2019).*
23.1	Consent of Turner, Stone and Company, LLP**
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer**
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer **
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101) **

†	Previously furnished.
*	Previously filed.
**	Filed herewith.
***	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of October 30, 2023.

ODYSSEY HEALTH, INC.

By: /s/ Joseph Michael Redmond Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	October 30, 2023
Joseph Michael Redmond	(Principal Executive Officer)

/s/ Christine M. Farrell	Chief Financial Officer and Secretary	October 30, 2023
Christine M. Farrell	(Principal Financial and Accounting Officer)

/s/ Jerome Casey	Director	October 30, 2023
Jerome Casey

/s/ Ricky W. Richardson	Director	October 30, 2023
Ricky W. Richardson

