Form 10-K/A
period 2023-07-31
Odyssey Health, Inc.
filed 2023-11-28
CIK 1626644

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

(702) 780-6559

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.001 par value)	ODYY	OTCQB

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of November 28, 2023	81,734,061

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Odyssey Health, Inc. (the “Company,” “Odyssey,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (the “2023 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2023, to include the information required by Items 10 through 14 of Part III of the 2023 10-K. This information was previously omitted from the 2023 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the 2023 10-K. The cover page of the 2023 10-K is also amended to (i) update the number of outstanding shares of common stock as of November 28, 2023, and (ii) delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part  IV of the 2023 10-K solely to update the exhibit list to include (i) new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of these certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the 2023 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2023 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the 2023 10-K, nor does it amend, modify or otherwise update any other information in the 2023 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2023 10-K and with the Company’s filings with the SEC subsequent to the filing of the 2023 10-K.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors currently consists of three members, each of whom serve for a one-year term or until a successor has been elected and qualified: Joseph Michael Redmond, Jerome H. Casey and Ricky W. Richardson.

The name of and certain information regarding each director as of November 28, 2023 is set forth below. This information is based on data furnished to us by the directors. There is no family relationship between any director, executive officer, or person nominated to become a director or executive officer. The business address for each director for matters regarding the Company is 2300 West Sahara Avenue, Suite 800-#4012, Las Vegas, NV 89102.

 The following table sets forth information about our executive officers and directors as of the date of this filing:

The following table provides certain summary information concerning our directors and executive officers.

Name	Age	Position with Odyssey	Director Since
Joseph Michael Redmond	63	Director, President and Chief Executive Officer	2017
Jerome H. Casey	64	Director	2019
Ricky W. Richardson	61	Director	2021

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

We believe that Mr. Casey possesses specific attributes that qualify Mr. Casey to serve on the board of directors, including Mr. Casey’s extensive experience in the life sciences and pharmaceutical industries, as well as Mr. Casey’s management experience. Mr. Casey has management experience in a publicly-traded company.

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

We believe that Mr. Richardson possesses specific attributes that qualify Mr. Richardson to serve on the board of directors, including Mr. Richardson’s extensive experience in the life sciences and medical device industries, as well as Mr. Richardson’s management experience. Mr. Richardson has management experience in a publicly-traded company.

No Family Relationships

No family relationship exists among any of the directors or executive officers. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director was selected as a director or executive officer of Odyssey.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and all employees. It may be obtained free of charge by writing to Odyssey Group International, Inc., Attn: Chief Executive Officer, 2300 West Sahara Avenue, Suite 800-#4012, Las Vegas, NV 89102.

Board of Directors Composition

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

Our Board has determined Messrs. Casey and Richardson are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

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

Our Board met six times in fiscal 2023 and all of our directors attended the meetings of our Board and at least 95% of the meetings held by the committee(s) on which they served. Currently, we do not have a policy requiring our Board members' attendance at the annual stockholder meeting.

Committees of the Board

Our Board currently has three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. Each committee is governed by a written charter. The full text of each committee charter is available on our website located at www.odysseyhealthinc.com/investor-relations or in print to any interested party who requests it.

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

A copy of the full text of the Audit Committee Charter can be found on our website at www.odysseyhealthinc.com.

During fiscal 2023, the Audit Committee was comprised of three independent directors: John P. Gandolfo (Chair and financial expert), a former board member who resigned from the Board on October 5, 2023, and our financial expert, Jerome H. Casey and Ricky Richardson. The Audit Committee met four times in fiscal 2023. Currently, the Audit Committee is made up of Messrs. Casey (Interim Chair) and Richardson.

Compensation Committee

The Compensation Committee was established to support the Board in fulfilling its fiduciary responsibilities relating to compensation of our executive officers, the adoption of policies that govern our compensation and benefit programs, oversight of plans for executive officer development and succession and ensuring compliance with regulatory bodies where applicable. The Compensation Committee is responsible for overseeing the compensation of our employees, including equity-based plans, and employee benefit plans and practices, including the compensation and benefits of our executive officers. The Compensation Committee also administers our Amended and Restated 2021Omnibus Stock Incentive Plan.

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

During fiscal 2023, the Compensation Committee was comprised of three independent members: Ricky W. Richardson (Chair), John P. Gandolfo and Jerome H. Casey. The Compensation Committee met two times in fiscal 2023. Currently, the Compensation Committee is made up of Messrs. Richardson and Casey.

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

A copy of the full text of the Compensation Committee Charter can be found on our website at www.odysseyhealthinc.com.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of two independent directors: Ricky Richardson (Chair) and Jerome H. Casey. No officer of the Company is on the board or compensation committee of any other company where a member of the Odyssey Compensation Committee is an officer.

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

The Corporate Governance and Nominating Committee will consider recommendations for directorships submitted by stockholders. Stockholders who wish the Corporate Governance and Nominating Committee to consider their directorship recommendations should submit their recommendations in writing to Odyssey Health, Inc., 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, NV 89102, Attn: Chairman of the Corporate Governance and Nominating Committee. Recommendations by stockholders that are made in accordance with these procedures will receive the same consideration given to nominations made by the Corporate Governance and Nominating Committee.

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

During fiscal 2023, the Corporate Governance and Nominating Committee was comprised of three independent members: Jerome H. Casey (Chair), John P. Gandolfo and Ricky W. Richardson. The Corporate Governance and Nominating Committee met one time in fiscal 2023. Currently, the Corporate Governance and Nominating Committee is comprised of Messrs. Casey and Richardson.

A full copy of the Corporate Governance and Nominating Committee Charter can be found on our website at www.odysseyhealthinc.com.

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

In addition to the control share law, Nevada has a business combination law, which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the "interested stockholder" first becomes an "interested stockholder" unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of the company from doing so if it cannot obtain the approval of our Board of Directors.

Conflicts of Interest

There are no conflicts of interest with any officers, directors or executive staff.

EXECUTIVE OFFICERS

The following table provides certain summary information concerning our executive officers.

Name	Age	Current Position(s) with Odyssey	Officer Since
Joseph Michael Redmond	63	Director, President and Chief Executive Officer	2017
Christine M. Farrell	63	Chief Financial Officer and Secretary	2019

Biographical information for Mr. Redmond is located above under the heading “Directors.”

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

We believe that Ms. Farrell possesses specific attributes that qualify Ms. Farrell to serve as Chief Financial Officer, including experience in the medical device industry and management experience in a publicly-traded company.

Item 11.	Executive Compensation

Summary Compensation Table

The following Summary Compensation Table provides certain summary information concerning the compensation of our Chief Executive Officer and Chief Financial Officer for fiscal years 2023 and 2022.

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus	Stock Awards ($)(9)		Option Awards ($)		All Other Compensation		Total($)
Joseph Michael Redmond	2023	$396,000	$–	$150,000		$–		$–		$546,000
President, Chief Executive Officer and Chairman	2022	360,000	360,000	–		221,250	(5)	–		941,250

Christine M. Farrell	2023	220,000	–	150,000	(4)	156,500	(6)	–		526,500
Chief financial Officer and Secretary	2022	200,000	40,000	–		177,000	(7)	2,022	(8)	419,022

______________________

(1)	As of July 31, 2023 and 2022, Mr. Redmond had accrued salary of $239,677 and $336,154, respectively, which will be paid either in cash or stock at a future date. In addition, Mr. Redmond’s 2022 bonus of $360,000 has not been paid. Mr. Redmond’s bonus was determined in accordance with the 2021 bonus plan and reflected achieving 100% of established goals.
(2)	As of July 31, 2023 and 2022, Ms. Farrell had accrued salary of $133,154 and $84,617, respectively, which will be paid either in cash or stock at a future date. In addition, Ms. Farrell’s 2022 bonus of $40,000 has not been paid. Ms. Farrell’s bonus was determined in accordance with the 2021 bonus plan and reflected achieving three out of four established performance goals plus an additional $10,000 discretionary bonus.
(3)	In January 2023, we issued Mr. Redmond 500,000 RSUs with a value of $150,000, of which 100,000 vested on January 12, 2023 and 400,000 will vest on December 31, 2023.
(4)	In January 2023, we issued Ms. Farrell 500,000 RSUs with a value of $150,000, of which 100,000 vested on January 12, 2023 and 400,000 will vest on December 31, 2023.
(5)	In May 2022, we issued Mr. Redmond 750,000 stock options with a value of $221,250, which vest 50% at year one and 50% at year two. The options expire in 10 years.
(6)	In October 2022, we issued Ms. Farrell 500,000 stock options with a value of $156,500, which vest upon an uplisting to a higher exchange listing.
(7)	In May 2022, we issued Ms. Farrell 600,000 stock options with a value of $177,000, which vest 50% at year one and 50% at year two. The options expire in 10 years.
(8)	Includes health insurance premiums paid.
(9)	For information regarding the determination of the fair value of stock-based awards, see Notes 2 and 7 of Notes to Financial Statements in our Form 10-K for the fiscal year ended July 31, 2023.

Grants of Plan-Based Awards

		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Stock Awards: Number of Securities Underlying the Stock		Exercise or Base Price of Stock Awards	Grant Cate Fair Value of Stock
	Grant Date	Target($)	Minimum($)	Maximum($)	Awards		($/Share)	Awards($)
Joseph Michael Redmond	1/12/2023	$396,000	$79,200	$495,000	500,000	(2)	$0.30	$150,000
Christine M. Farrell	1/122023	$220,000	$44,000	$275,000	500,000	(2)	$0.30	$150,000

______________________

(1)	Non-equity incentive plan awards represent the target and maximum amounts of cash incentive compensation payable under our annual cash incentive plan. Target payment amounts were to be paid at 100% of the target incentive and assumed goal attainment of 100% of the corporate performance. Minimum payment amount reflects 20% of annual target incentive and maximum payment amount reflects 125% of the annual target incentive. The non-equity incentive plan was based on meeting the target performance by July 31, 2023.At July 31, 2023, the performance target was not met and no bonuses were paid pursuant to the plan.
(2)	The RSU awards were granted in January 2023 and 100,000 vested immediately and 400,000 vest on December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of July 31, 2023.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unearned Unexercised Options(#) Exercisable	Number of Securities Underlying Unearned Exercised Options(#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($)
Joseph Michael Redmond	1/12/2023	–	–		–	–	400,000	(2)	$56,000
	5/19/2022	375,000	375,000	(1)	$0.30	5/18/2023	–		–
	1/1/2021	–	–		–	–	416,667	(3)	$58,333

Christine M. Farrell	1/12/2023	–	–		–	–	400,000	(2)	$56,000
	10/14/2022	–	500,000	(4)	$0.32	–	–		–
	5/19/2022	300,000	300,000	(1)	$0.30	5/18/2032	–		–
	1/1/2021	–	–		–	–	138,889	(5)	$19,444

__________________

(1)	These options vested as to 50% of the total in May 2023 and vest as to the remaining 50% in May 2024.
(2)	The RSU awards vested immediately as to 100,000 shares and the remaining 400,000 vest on December 31, 2023.
(3)	Mr. Redmond was granted 3,000,000 RSUs in January 2021 which vest equally over 36 months.
(4)	Ms. Farrell was granted 500,000 options in October 2022, which vest upon an uplisting to a higher exchange listing. In October 2023, the Company uplisted from the OTC Pink to the OTCQB and the options vested.
(5)	Ms. Farrell was granted 1,000,000 RSUs in January 2021 which vest equally over 36 months.

Options Exercised and Stock Vested

The following table provides information about options exercised and stock awards vested for the named executive officers during fiscal 2023.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Joseph Michael Redmond	–	$–	1,000,000	$161,833
Christine M. Farrell	–	–	333,333	53,944

_________________

(1)	The value realized on vesting was determined based on the fair value of our common stock when the shares vested.

Contractual Arrangements

Mr. Redmond

On January 21, 2021, the Board and Mr. Redmond entered into an employment agreement (the “Agreement”) for a three-year term, subject to one-year renewals. Pursuant to the Agreement, Mr. Redmond receives an initial base salary of $300,000 per year, subject to an increase to $360,000 once the Company has obtained a total of $5,000,000 in funding which was achieved in February 2022. Mr. Redmond is eligible to participate in our performance-based cash incentive bonus program. Mr. Redmond is eligible to receive a bonus for each calendar year during the term of the Agreement, of between 50% and 150% of Base Salary, commencing with the 2021 calendar year, based on the attainment of individual and corporate performance goals and targets established by mutual agreement between the Board and Mr. Redmond prior to January 31st of each calendar year. In connection with this Agreement, Mr. Redmond was granted RSUs covering 3,000,000 shares of our common stock, vesting in equal monthly installments over 36 months, with accelerated vesting upon a change in control. In January 2023, Mr. Redmond’s salary increased to $396,000. Mr. Redmond is eligible to receive a bonus for the 2023 fiscal year of between 20% and 125% of Base Salary, commencing January 2023 for the fiscal year 2023, based on the attainment corporate performance goals and targets established by the Compensation Committee and in agreement with the Board. In addition, Mr. Redmond was granted RSUs covering 500,000 shares of our common stock. The RSU awards vested immediately as to 100,000 shares and the remaining 400,000 vest on December 31, 2023.

In addition, the Agreement provides for certain payments and benefits in the event of a termination of Mr. Redmond’s employment under specific circumstances. If, during the term of the Agreement, his employment is terminated by us other than for “cause,” or he resigns for “good reason,” he would be entitled to continuation of his base salary at the rate in effect immediately prior to the termination date for the greater of (x) the time remaining in the current term (i.e. the initial term or a subsequent term) or (y) 24 months following the termination date (the “Severance Period”). The Company will continue to pay for Mr. Redmond’s health and dental coverage for the shorter of (x) the severance period or (y) the maximum period permissible under COBRA. In addition, he would receive 80% of the maximum amount of his annual bonus for the calendar year in which the termination occurs, paid generally at the same time as other executives receive their bonuses. The Company will also assign any outstanding life insurance policies on Mr. Redmond’s life to Mr. Redmond, provided that he continue to pay applicable premiums to continue coverage. The unvested portion of any outstanding options or restricted stock units will vest upon such termination of employment.

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

Ms. Farrell

On January 21, 2021, the Board and Ms. Farrell entered into an employment agreement (the “CFO Agreement”) for a three-year term, as Chief Financial Officer, subject to one-year renewals. Ms. Farrell will initially receive a base salary of $120,000 per year, subject to an increase to $200,000 once the Company has obtained a total of $5,000,000 in funding, which was achieved in February 2022. Ms. Farrell is eligible to receive a bonus for each calendar year during the term of the Agreement of up to 20% of base salary, commencing with the 2021 calendar year, based on the attainment of individual and corporate performance goals and targets established by the Board. In connection with the CFO Agreement, Ms. Farrell was granted RSUs covering 1,000,000 shares of our common stock, vesting in equal monthly installments over 36 months, with accelerated vesting upon a change in control. In January 2023, Ms. Farrell’s salary increased to $220,000. Ms. Farrell is eligible to receive a bonus for the 2023 fiscal year of between 20% and 125% of Base Salary, commencing January 2023 for the fiscal year 2023, based on the attainment corporate performance goals and targets established by the Compensation Committee and in agreement with the Board. In addition, Ms. Farrell was granted RSUs covering 500,000 shares of our common stock. The RSU awards vested immediately as to 100,000 shares and the remaining 400,000 vest on December 31, 2023.

In addition, the CFO Agreement provides for certain payments and benefits in the event of a termination of Ms. Farrell’s employment under specific circumstances. If, during the term of the CFO Agreement, her employment is terminated by us other than for “cause,” or she resigns for “good reason,” she would be entitled to continuation of her base salary at the rate in effect immediately prior to the termination date for the greater of (x) the time remaining in the current term (i.e. the initial term of a subsequent term) or (y) 6 months following the termination date (the “CFO Severance Period”). The Company will continue to pay for Ms. Farrell’s health and dental coverage for the shorter of (x) the severance period or (y) the maximum period permissible under COBRA. In addition, she would receive 80% of the maximum amount of her annual bonus for the calendar year in which the termination occurs, paid generally at the same time as other executives receive their bonuses. The Company will also assign any outstanding life insurance policies on Ms. Farrell’s life to Ms. Farrell, provided that she continue to pay applicable premiums to continue coverage. The unvested portion of any outstanding options or restricted stock units will vest upon such termination of employment.

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

Annual Board Service Equity Grant

On the date of each annual meeting, each non-employee director will receive an RSU grant for 500,000 shares of our common stock, which vests on the one year anniversary of grant. Generally, shares are delivered in respect of vested director equity grants upon the earlier of a director’s cessation of service or a corporate transaction.

Director Compensation Table

The following table shows information regarding the compensation earned or paid during fiscal 2023 to non-employee directors.

	Stock Awards	Option Awards	Total
Name	($)(1)	($)	($)
Jerome H. Casey	$150,000	$–	$150,000
John P. Gandolfo(2)	150,000	–	150,000
Ricky W. Richardson	150,000	–	150,000

_______________________

(1)	500,000 restricted stock units were granted on January 12, 2023 vesting on the one year anniversary of grant. See Note 2 Summary of Significant Accounting Policies of Notes to Financial Statements included in our Form 10-K for the fiscal year ended July 31, 2023, for information regarding the determination of the fair value of the awards.
(2)	The vesting of Mr. Gandolfo’s restricted stock units accelerated upon his resignation from the Board on October 5, 2023 in recognition of his service to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the SEC. The following tables set forth certain information concerning the beneficial ownership of our common stock at November 28, 2023, by: (i) each person known by us to own beneficially more than 5% of our outstanding capital stock; (ii) each of the directors and named executive officers; and (iii) all current directors and executive officers as a group.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Health, Inc., 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, NV 89102. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class**
Joseph Michael Redmond, President, CEO and Chairman(1)		12,375,000	14.5%
Jonathan Lutz	7777 W 4th Ave Lakewood, CO 80226	4,697,257	5.7%
Christine M. Farrell, Chief Financial Officer and Secretary(2)		2,600,000	***
Jerome H. Casey, Director(3)		1,750,000	***
Ricky W. Richardson, Director(3)		1,250,000	***
Directors and Executive Officers as a Group (4 persons)		17,975,000	19.7%

________________________

* Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock subject to equity awards that are currently exercisable or exercisable or vest within 60 days of the date of November 28, 2023 are deemed to be outstanding and to be beneficially owned by the person or group holding such awards for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

** Percent of class is calculated on the basis of 81,734,061 shares outstanding on November 28, 2023, plus the number of shares the person has the right to acquire within 60 days of November 28, 2023.

(1)	Includes 483,333 RSUs vesting within 60 days and 3,016,667 RSUs vested but not included in the outstanding and 375,000 vested stock options.
(2)	Includes 427,778 RSUs vesting within 60 days and 1,272,222 RSUs vested but not included in the outstanding and 800,000 vested stock options.
(3)	Includes 500,000 RSUs vesting within 60 days and 1,000,000 RSUs vested but not included in the outstanding and 250,000 vested stock options.
(4)	Includes 500,000 RSUs vesting within 60 days and 500,000 RSUs vested but not included in the outstanding and 250,000 vested stock options.

*** Less than 5%.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and 10% stockholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) reports they file. Based solely on our review of the copies of such reports we received and written representations from our officers, directors and 10% stockholders, we believe that all required reports were timely filed in fiscal 2023, except Ms. Farrell who failed to timely file on Form 4, 500,000 stock options granted on October 14, 2022.

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

See Note 6 of the Financial Statements for a discussion of $25,000 Promissory Notes payable to each of two officers and three directors.

See Note 7 of the Financial Statements for a discussion of RSUs and stock option grants to each of our four directors, two officers and Dr. VanLandingham.

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

Our Board has determined Messrs. Casey and Richardson are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

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

Item 14.	Principal Accountant Fees and Services

The following table summarizes the aggregate fees for professional audit and other services rendered by Turner, Stone and Company:

	Year Ended July 31,
	2023	2022
Audit fees (1)	$64,500	$48,800
Audit-related fees(2)	–	3,000
Taxation services	–	–
Accounting and other services	–	–
Total	$64,500	$51,800

_________________

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Audit-related fees for professional services provided in connection with our S-1 and S-3 filings.

All of the services performed by Turner Stone in 2023 and 2022 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services that the independent auditors may perform. Generally, pre-approval is provided at regularly scheduled committee meetings; however, the authority to pre-approve services between meetings, as necessary, has been delegated to the Chairman of the Audit Committee, subject to formal approval by the full Audit Committee at the next regularly scheduled meeting.

The Audit Committee believes that the foregoing expenditures are compatible with maintaining the independence of our independent registered public accounting firm.

The Board of Directors has reviewed and discussed with management and Turner, Stone and Company LLP, our independent registered public accounting firm, the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 for filing with the SEC.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

The following list is intended to constitute the exhibit index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014)
3.2	Bylaws of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014)
10.1	Form of Odyssey Group International, Inc. Subscription Agreement for Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 2 of the Registration Statement on Form S-1/A filed on February 26, 2015)
10.3	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Joseph Michael Redmond (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2021) ***
10.4	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Christine M. Farrell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 26, 2021) ***
10.5	Employment Agreement dated November 1, 2022 by and between Odyssey Group International, Inc. and Erik Emerson (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 4, 2022) ***
10.6	Employment Agreement by and between Odyssey Group International, Inc. and Gregory W. Gironda, dated November 1, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 4, 2022) ***
10.7	License Transfer Agreement, effective as of January 31, 2019, by and between Odyssey Group International, Inc. and Electromedica, LLC (incorporated by reference to Exhibit 10.5 to Form S-1 filed on November 23, 2020)
10.8	Master Agreement for a Joint Venture and Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc. and Prevacus, Inc. (incorporated by reference to Exhibit 10.6 to Form S-1 filed on November 23, 2020)

10.7	Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc., James De Luca and Murdock Capital Partners (incorporated by reference to Exhibit 10.7 to the Form S-1 filed on November 23, 2020)
10.11	Form of Common Stock Purchase Warrant totaling 550,000 Shares of Common Stock of Odyssey Group International, Inc. issued to Alliance Global Partners, Alejandro Barrientos and David Bocchi, effective August 6, 2020 (incorporated by reference to Exhibit 10.10 to Form S-1 filed November 23, 2020)
10.12	Securities Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Labrys Fund, LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2020)
10.13	12% Self-Amortization Promissory Note issued to Labrys Fund, LP on August 14, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 14, 2020)
10.14	Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 17, 2020)
10.15	Registration Rights Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 17, 2020)
10.16	Amendment No. 1 to Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 19, 2020)
10.17	Securities Purchase Agreement with LGH Investments, LLC. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 15, 2020)
10.18	Prevacus Asset Agreement. (incorporated by reference to Exhibit 10.5 to Form 8-K filed on January 8, 2021)
10.19	Amendment No. 1 to the Warrant Agreement, dated December 11, 2020, by and between Odyssey Group International, Inc. and LGH Investments, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 28, 2021)
10.20	Securities Purchase Agreement with LGH Investments, LLC.(incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2021)
10.21	LGH Investments, LLC Settlement Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on June 21, 2021)
10.22	Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 1, 2021)
10.23	Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2021)
10.24	Warrant, dated October 18, 2021 issued to Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 Form 8-K filed on October 21, 2021)
10.25	Amended Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on October 26, 2021)
10.26	Securities Purchase Agreement, dated October 22, 2021 by and between Odyssey Group International, Inc. and Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 26, 2021)
10.27	Warrant dated October 22, 2021 issued to Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 26, 2021)
10.28	Form of Subscription Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on June 14, 2022)
10.29	Form of Stock Purchase Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on June 14, 2022)
10.30	Form of Warrant Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on June 14, 2022)
10.31	Form of Registration Rights Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on June 14, 2022)
10.32	Form of Promissory Note dated December 2021 between Odyssey Group International, Inc. and various officers and directors (incorporated by reference to Form 8-K filed on December 27, 2021) ***
10.33	Form of Amendment to Promissory Note dated April 20, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on June 14, 2022) ***
10.34	Form of Amendment to Promissory Note dated June 4, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on June 14, 2022) ***
10.35	Form of Amendment No. 4 dated December 30, 2022 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 3, 2023) ***

10.36	Form of Amendment No. 5 dated March 31, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 4, 2023) ***
10.37	Form of Amendment No. 6 dated June 30, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 7, 2023) ***
10.38	Convertible Promissory Note dated August 29, 2021 with Tysadco Partners, LLC (incorporated by reference to Exhibit 10.38 to Form 10-K filed on October 30, 2023)
10.39	Amendment to Convertible Promissory Note dated March 31, 2022 between Odyssey Health, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2022)
10.40	Second Amendment and Assignment to Convertible Promissory Note dated March 14, 2023 to Promissory Note dated August 29, 2021 with Tysadco Partners, LLC (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on March 17, 2023)
10.41	Amendment to Convertible Promissory Note dated February 1, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 18, 2022)
10.42	Amendment No. 1 to Convertible Promissory Note with LGH Investments, LLC dated February 15, 2022 (incorporated by reference to Form 8-K filed on February 18, 2022)
10.43	Amendment to Convertible Promissory Note dated June 10, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on June 14, 2022)
10.44	Amendment No. 3 to Convertible Promissory Note dated September 29, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Form 8-K filed on October 3, 2022)
10.45	Amendment No. 4 dated December 29, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2023.)
10.46	Amendment No. 5 to Convertible Promissory Note dated March 31, 2023 between Odyssey Health, Inc. and LGH Investments LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2023)
10.47	Amendment No. 6 to Convertible Promissory Note dated July 6, 2023 between Odyssey Health, Inc. and LGH Investments LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 7, 2023).
10.48	Option to Purchase Intellectual Property Agreement by and between Prevacus, Inc. and Odyssey Health, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 23, 2022)
10.49	Promissory Note with accredited investor Jonathan Lutz, dated September 21, 2022 (incorporated by reference to Exhibit 10.49 to Form 10-K filed on October 30, 2023)
10.50	Amendment No. 1 dated December 30, 2022 to Promissory Note with accredited investor Jonathan Lutz, dated September 21, 2022 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 3, 2023)
10.51	Amendment No. 2 dated January 31, 2023 to Promissory Note with accredited investor Jonathan Lutz, dated September 21, 2022 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on March 17, 2023)
14.1	Odyssey Group International, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on October 23, 2019)
23.1	Consent of Turner, Stone and Company, LLP (incorporated by reference to Exhibit 23.1 to Form 10-K filed on October 30, 2023)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101) *

_____________________

†	Previously furnished.
*	Filed herewith.
***	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 28, 2023.

ODYSSEY HEALTH, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

