Form 10-Q
period 2023-10-31
Odyssey Health, Inc.
filed 2023-12-15
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

83,124,061 shares of common stock, par value $.001 per share, outstanding as of December 15, 2023.

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended October 31, 2023

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2023	2023

Assets
Current assets:
Cash	$197,882	$36,865
Research and development rebate due from the Australian government	291,036	276,566
Prepaid expenses and other current assets	74,160	92,457
Total current assets	563,078	405,888
Intangible assets, net of accumulated amortization of $6,320 and $5,376	48,961	49,905
Total assets	$612,039	$455,793

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,851,443	$1,797,656
Accrued wages	1,338,614	1,402,348
Accrued interest	164,904	142,032
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	125,000
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $177,126 and $280,340	2,250,325	2,019,660
Total current liabilities	6,830,312	6,611,722

Commitments and contingencies (Note 5)

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 81,734,061 and 79,067,879 shares issued and outstanding	81,734	79,068
Additional paid-in-capital	54,335,403	53,862,378
Accumulated deficit	(60,635,410)	(60,097,375)
Total stockholders' deficit	(6,218,273)	(6,155,929)
Total liabilities and stockholders' deficit	$612,039	$455,793

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022

Research and development	$23,001	$354,215
Stock-based compensation	322,798	779,890
General and administrative	501,440	943,699
Loss from operations	(847,239)	(2,077,804)

Gain on sale of asset	500,000	–
Interest expense	(190,861)	(71,302)
Other income (expense), net	65	(474)
Net loss	$(538,035)	$(2,149,580)

Basic net loss per share	$(0.01)	$(0.03)
Diluted net loss per share	$(0.01)	$(0.03)

Shares used for basic net loss per share	81,022,472	80,891,387
Shares used for diluted net loss per share	81,022,472	80,891,387

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional Paid-In	Accumulated	Total
	Shares	Dollars	Capital	Deficit	Deficit
Balances, July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)
Stock-based compensation	–	–	322,728	–	322,728
Common stock issued upon conversion of debt	655,792	656	78,039	–	78,695
Common stock issued in equity financings	500,000	500	45,320	–	45,820
Warrants exercised in connection with debt financing	1,610,390	1,610	(1,610)	–	–
Warrants issued in debt financing	–	–	28,448	–	28,448
Return of shares	(100,000)	(100)	100	–	–
Net loss	–	–	–	(538,035)	(538,035)
Balances, October 31, 2023	81,734,061	$81,734	$54,335,403	$(60,635,410)	$(6,218,273)

			Additional Paid-In	Accumulated	Total
	Shares	Dollars	Capital	Deficit	Deficit
Balances, July 31, 2022	77,860,563	$77,861	$49,456,476	$(54,177,954)	$(4,643,617)
Stock-based compensation	1,800,000	1,800	1,166,890	–	1,168,690
Common stock issued in equity financings	1,133,591	1,134	239,576	–	240,710
Return of shares	(8,800,000)	(8,800)	8,800	–	–
Net loss	–	–	–	(2,149,580)	(2,149,580)
Balances, October 31, 2022	71,994,154	$71,995	$50,871,742	$(56,327,534)	$(5,383,797)

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(538,035)	$(2,149,580)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of intangible assets	944	754
Stock-based compensation	322,728	1,168,690
Financing costs paid via issuance of common stock	1,750	–
Amortization of beneficial conversion feature, debt discount and closing costs	131,662	68,054
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	18,297	(472)
Increase in research and development rebate due	(14,470)	(312,325)
Increase in accounts payable	53,787	824,084
Increase (decrease) in accrued wages	(63,734)	113,275
Increase in accrued interest	27,164	2,813
Net cash used in operating activities	(59,907)	(284,707)

Cash flows from investing activities
Purchase of intellectual property	–	(8,038)
Net cash used in investing activities	–	(8,038)

Cash flows from financing activities:
Proceeds from notes payable	350,000	30,000
Principal and interest payments made on notes payable	(174,896)	–
Proceeds from equity financing	45,820	240,710
Net cash provided by financing activities	220,924	270,710

Increase (decrease) in cash and cash equivalents	161,017	(22,035)

Cash and cash equivalents:
Beginning of period	36,865	72,534
End of period	$197,882	$50,499

Supplemental disclosure of non-cash information:
Increase in principal of notes payable	$–	$115,000
Return of shares	$100	$8,800
Shares issued for exercised warrants	$1,610	$–
Debt principal, interest and fees converted to common stock	$76,945	$–
Warrants issued in connection with debt financing	$28,448	$–

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying consolidated financial information of Odyssey Health, Inc. and our wholly-owned subsidiary Odyssey Group International Australia, Pty Ltd, (collectively, the “Company”) is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial information as of July 31, 2023 is derived from our 2023 Annual Report on Form 10-K. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2023 Annual Report on Form 10-K filed with the SEC on October 30, 2023. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the three months ended October 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2023.

OTCQB

On October 4, 2023, we uplisted to the OTCQB Market.

Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have clinical utility and will generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a unique neurosteroid drug compound intended to treat concussions and rare brain disorders. Currently no research and development activities are being incurred on the CardioMap® or the Save a Life devices.

On October 4, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oragenics, Inc. (“Oragenics” the “Purchaser”). Pursuant to the Purchase Agreement, we have agreed to sell and assign certain assets and certain liabilities related to a segment of our business focused on developing medical products that treat brain related illnesses and diseases (the “Purchased Assets”) to Oragenics in exchange for (i) $1,000,000 in cash and 8,000,000 shares of convertible Series F Preferred Stock. $500,000 has been received, with $500,000 due the earlier of, stockholder approval of the sale of the asset or 90 days from the signing. The closing is expected to be at the end of the fourth calendar quarter of 2023, subject to the satisfaction of customary closing conditions. See Note 4.

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

We are not currently selling or marketing any products, as our products are in development and Food and Drug Administration (“FDA”) clearance or approval to market our products will be required to sell in the United States. In addition, it would require additional European union or country specific clearance or approvals to sell internationally.

Going Concern

We did not recognize any revenues for the year ended July 31, 2023, or the three months ended October 31, 2023, and we had an accumulated deficit of $60,635,410 as of October 31, 2023. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at October 31, 2023, of $197,882 will not provide enough working capital to meet our current operating expenses through the second quarter of fiscal 2024.

The operating deficit and cash balance at October 31, 2023 indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Our consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Note 2. New Accounting Pronouncements

ASU 2020-06

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners and improves the decision usefulness and relevance of the information provided to financial statement users. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We have not yet determined the impact of adopting this standard on our consolidated financial position, results of operations or cash flows.

Note 3. Intangible Assets

Intangible assets consisted of costs related to a patent for our concussion drug device combination.

Amortization expense was as follows:

	Three Months Ended October 31,
	2023	2022
Amortization expense	$944	$754

Future amortization of intangible assets is as follows:

Remainder of fiscal 2024	$2,764
Fiscal 2025	3,685
Fiscal 2026	3,685
Fiscal 2027	3,685
Fiscal 2028	3,685
Thereafter	31,457
$48,961

Note 4. Asset Purchase Agreement with Oragenics, Inc.

On October 4, 2023, we entered into an Asset Purchase Agreement with Oragenics. Pursuant to the Purchase Agreement, we have agreed to sell and assign the Purchased Assets related to a segment of our business focused on developing medical products that treat brain related illnesses and diseases to Oragenics in exchange for (i) $1,000,000 in cash and 8,000,000 shares of convertible Series F Preferred Stock. The Purchased Assets include drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device.

We received $500,000 upon the execution of the Purchase Agreement on October 4, 2023 and will receive the additional $500,000 upon the earlier of (a) the closing of the Purchase Agreement (the “Closing”), (b) within three business days after the date that we have obtained our stockholders’ approval for the transaction or (c) immediately upon the Purchaser’s wrongful termination of the Purchase Agreement in breach of the Purchase Agreement.

The closing is expected to be at the end of the fourth calendar quarter of 2023, subject to the satisfaction of customary closing conditions, which include: (1) we shall have obtained all required consents to the Purchase Agreement; (2) we shall have obtained stockholder approval to the Purchase Agreement; (3) the Oragenics’ shareholders shall have approved (a) the increase in authorized Common Stock from 4,166,666 to 350,000,000 shares, and (b) the conversion of the Series F Preferred Stock into Common Stock; (4) no material adverse change shall have occurred to the Purchased Assets; (5) Oragenics must have at least $5,000,000 in cash at Closing; and (6) Oragenics must have completed its due diligence of the Purchased Assets to its satisfaction.

At the closing, Oragenics will issue 8,000,000 shares of convertible Series F Preferred Stock to us. A number equal to 19.9% of Oragenics shares of common stock outstanding will be automatically converted into common stock at that time. As of December 14, 2023, Oragenics common stock traded at $5.43 per share.

The remaining shares of convertible Series F Preferred Stock will convert upon certain listing and change in control criteria being achieved.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2, or Level 3 during the three months ended October 31, 2023, or the year ended July 31, 2023.

The carrying values of cash, prepaid expenses and other current assets, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended October 31, 2023.

Contingent Liabilities

At October 31, 2023 and July 31, 2023, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at October 31, 2023 and July 31, 2023 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the milestones will be met.

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

	October 31, 2023	July 31, 2023
Carrying value	$2,527,451	$2,425,000
Fair value	$2,527,451	$2,425,000

Note 6. Debt

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

On July 6, 2023, we entered into Amendment No. 6 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment No. 6, the maturity date of the note was extended to December 31, 2023. As consideration, $25,000 was added to the principal amount outstanding and interest shall be charged on the unpaid principal amount at the rate of 8% per annum from July 6, 2023. All other terms and conditions remain the same. Subsequent to Amendment No. 6, $1,055,000 remained outstanding on the convertible note.

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

On October 19, 2023, John Gandolfo, former director, exercised his option to convert his convertible note of $25,000 plus $3,655 of accrued interest into 238,792 shares of common stock at $0.12 per share.

On November 1, 2023, we entered into four Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021 and December 22, 2021, and as amended April 20, 2022, June 3, 2022, September 30, 2022, December 30, 2022, March 31, 2023 and June 30, 2023, with two directors and two officers. Pursuant to the Amendments, the maturity date of the Promissory Notes was extended to January 31, 2024 and the note holder may convert the note into shares of our common stock prior to maturity at a conversion price of $0.12 per share. All other terms and conditions remain the same.

At October 31, 2023 and July 31, 2023, we had $14,859 and $16,058, respectively, of accrued interest related to these Promissory Notes.

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

On August 7, 2023, Mast Hill converted their outstanding warrant exercisable for 2,000,000 shares in a cashless exercise. The conversion resulted in the purchase of 1,610,390 shares of our common stock at an exercise price of $0.075 per share. Following this conversion, no shares remained available pursuant to this warrant.

On September 13, 2023, we paid Mast Hill $100,000 in principal and $26,382 in interest and on October 6, 2023, we paid Mast Hill $44,896 of principal and $5,167 of interest.

On October 9, 2023, Mast Hill converted $47,653 of principal, $637 of accrued interest and $1,750 of fees into 417,000 shares of our common stock at $0.12 per share.

Following these repayments and conversion, at October 31, 2023 there was $727,451 of principal outstanding and no accrued interest outstanding.

Accredited Investors Note Purchase Agreement

On July 7, 2023, we received a $150,000 advance from an accredited investor related to a $500,000 Note Purchase Agreement (the “NPA”) entered into with two accredited investors on August 15, 2023, at which time the additional $350,000 was received.

Pursuant to the terms and conditions of the NPA (i) the note is due and payable in full on or after the later of August 15, 2024 or upon completion of a Senior Exchange Listing of, or a Spinout (“Spinco”) of, our ONP Technology, (ii) interest shall accrue at a rate of 12% per annum, (iii) the note is convertible at the investor’s option into shares of Spinco common stock at a price that is 70% of Spinco’s IPO price, and (iv) Common Stock Purchase Warrants which permit each investor to acquire a number of shares of common stock of Spinco equal to 200% of such investor’s original face amount of the loan divided by the IPO price of Spinco.

Notes Payable

The following notes payable were outstanding:

	October 31, 2023	July 31, 2023
Convertible note issued to LGH due December 31, 2023, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of the then outstanding principal of $1,055,000 and convertible at $0.12 per share	$1,025,000	$1,055,000
Promissory notes issued to officers and directors due January 31, 2024, with an interest rate of 8.0% per annum	100,000	125,000
Note purchase agreement issued to two accredited investors due August 15, 2024, with an interest rate of 12% per annum	500,000	150,000
ClearThink convertible promissory note due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	175,000	175,000
Mast Hill convertible promissory note due June 13, 2024, with an interest rate of 10% per annum and convertible at $0.12 per share	727,451	920,000
	2,527,451	2,425,000
Unamortized beneficial conversion feature, debt discount and closing costs	(177,126)	(280,340)
	$2,350,325	$2,144,660

Note 7. Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At October 31, 2023, 19,475,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and no shares remained available for future awards.

Stock Options

Stock option activity during the quarter ended October 31, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2023	11,795,000	$0.34
Options granted	250,000	0.08
Options expired or cancelled	(750,000)	0.26
Options outstanding at October 31, 2023	11,295,000	$0.34

Criteria used for determining the Black-Scholes value of options granted were as follows:

Quarter Ended
October 31, 2023
Expected stock price volatility	147%
Risk free interest rate	4.62%
Expected life of options (years)	5
Expected dividend yield	–

Restricted Stock Units (“RSUs”)

RSU activity during the quarter ended October 31, 2023 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at July 31, 2023	3,055,554	$0.28
RSUs vested	(833,334)	0.25
RSUs outstanding at October 31, 2023	2,222,220	$0.29

Warrants

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2023	14,558,607	$0.50
Warrants exercised	(1,610,390)	0.08
Warrants cancelled	(389,610)	0.20
Warrants outstanding at July 31, 2023	12,558,607	$0.50

Unrecognized Compensation Costs

At October 31, 2023, we had unrecognized stock-based compensation of $693,073, which will be recognized as a component of general and administrative expenses over the weighted average remaining vesting period of 0.31 years.

Note 8. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended October 31,
	2023	2022
Options to purchase common stock	11,295,000	9,845,000
Shares issuable upon conversion of convertible notes and related accrued interest	21,564,456	7,878,333
Warrants to purchase common stock	12,558,607	7,558,607
Unvested restricted stock units	2,222,220	1,663,015
Total potentially dilutive securities	47,640,283	26,944,955

Note 9. Research and Development Rebate

In the first quarter of fiscal 2024, we incurred $25,843 of expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate for a rebate due of $12,534, which was recorded as an offset to research and development expense during the quarter ended October 31, 2023.

Note 10. Common Stock

Lincoln Park

Lincoln Park Capital Fund, LLC (“LPC”) purchased 500,000 shares at an average price of $0.092 per share for total proceeds to us of $45,820 during the quarter ended October 31, 2023 pursuant to the LPC Purchase Agreement. As of October 31, 2023, there was $7,603,694 of remaining purchase availability and the remaining shares available were 11,388,846 related to the LPC Purchase Agreement.

Mast Hill

On August 7, 2023, Mast Hill converted their outstanding warrant exercisable for 2,000,000 shares in a cashless exercise. The conversion resulted in the purchase of 1,610,390 shares of our common stock at an exercise price of $0.075 per share. Following this conversion, no shares remained available pursuant to this warrant.

On October 9, 2023, Mast Hill converted $42,653 together with $637 of interest and $1,750 of fees for a total of $50,040 being converted into 417,000 shares of common stock at a conversion price of $0.12 per share. Following this conversion, $727,451 of principal remained outstanding.

Return of Shares

On August 24, 2023, Tysadco voluntarily returned 100,000 shares of our common stock following their inadvertent sale of shares of our common stock exceeding predetermined limits.

Convertible Note Payable

On October 19, 2023, John Gandolfo, former director, exercised his option to convert his convertible note of $25,000 plus $3,655 interest into 238,792 shares of common stock at $0.12 per share.

Note 11. Related Party Transactions

Due to Officers

The following amounts were due to officers for reimbursement of expenses and were included in accounts payable within the accompanying consolidated balance sheets:

	October 31, 2023	July 31, 2023
Joseph M. Redmond, CEO	$1,828	$668
Christine Farrell, CFO	1,410	1,633
	$3,238	$2,301

The amount of unpaid salary and bonus due to our officers was included in accrued wages within the accompanying consolidated balance sheets and was as follows:

	October 31, 2023	July 31, 2023
Joseph M. Redmond, CEO	$946,493	$935,831
Christine Farrell, CFO	263,694	257,771
	$1,210,187	$1,193,602

Promissory Notes

See Note 6 for a discussion of promissory notes payable to each of two officers and three directors.

Note 12. Subsequent Events

Management is responsible for evaluating subsequent events and transactions through the date the consolidated financial statements are issued. This evaluation includes assessing events or transactions that may require adjustment to, or disclosure in, the consolidated financial statements. It is important to note that the financial statements do not reflect any adjustments to the carrying values of assets or liabilities that might result from the outcome of the subsequent events or transactions. However, appropriate disclosures will be made in subsequent filings, as necessary, to ensure that the consolidated financial statements remain accurate and complete. Management believes that subsequent events have been evaluated through the date of issuance of these consolidated financial statements.

Promissory Notes

On November 1, 2023, we entered into four Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021 and December 22, 2021, and as amended April 20, 2022, June 3, 2022, September 30, 2022, December 30, 2022 and March 31, 2023 with two directors and two officers. Pursuant to the Amendments, the maturity date of the Promissory Notes were extended to January 31, 2024 and the note holder may convert the note prior to maturity at a conversion price of $0.12 per share. All other terms and conditions remain the same.

Mast Hill

On November 6, 2023, Mast Hill converted $42,710 together with $5,580 interest, and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share. On November 30, 2023, Mast Hill converted $43,975 together with $4,315 interest and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share. Following conversions, $640,767 of principal remained outstanding.

On December 13, 2023, we paid Mast Hill $50,000 of principal and $2,458 of interest. Following conversions and payment, $590,767 of principal remained outstanding.

LGH

On December 15, 2023, we paid LGH $50,000 of principal. Following the payment, $975,000 of principal remained outstanding.

Research and Development Rebate

On November 23, 2023, we received a research and development rebate from the government of Australia in the amount of $309,245 for clinical work performed in Australia related to our Phase I human clinical trial during the fiscal year ended July 31, 2023.

On November 24, 2023, we received a goods and service tax refund, which was accrued as part of our research and development rebate due from the Australian government, in the amount of $2,617 related to our Phase I human clinical trial during July, August and September 2023.

Special Meeting of the Stockholders

On December 7, 2023, at the special meeting held in New York, the stockholders of the Company approved the sale of the segment of our business focused on developing medical products that treat brain related illnesses and diseases to Oragenics. Pursuant to the agreement, on December 11, 2023, we received the second $500,000 non-refundable payment.

Legal Proceedings

As of the date of this filing, Odyssey Health, Inc. have been made a party to one lawsuit in Superior Court, Kent County in the State of Rhode Island entitled Robert Hainey v. Vdex Diabetes Holdings, Inc. et. al, Case No. KC-2023-0952. Robert Hainey, the plaintiff filed suit against defendants Vdex Diabetes Holdings Inc. and William McCullough. On December 9, 2023, defendant Vdex Diabetes Holdings Inc. (“VDH”) filed a Third Party Complaint against the Company alleging the existence of an agreement between the VDH Chief Executive Officer, William McCullough and the Company’s Chief Executive Officer Michael Redmond to pursue a merger of the two companies. VDH alleges as part of these negotiations VDH agree to suspend all negotiations with all other suitors in order to pursue the merger with Company. VDH alleges that the plaintiff, Hainey and the Company represented they would provide capital as consideration for VDH’s undertaking and to continue its growth and expansion. VDH alleges plaintiff, Hainey provided twenty thousand dollars ($20,000). VDH contend they relied upon the plaintiff, Hainey and the Company representations to their detriment as they incurred substantial expense exhausting all of the sum of twenty thousand dollars ($20,000). The Company is consulting with its attorneys to prepare their defense and potential counter-claims in their defense of this lawsuit as a third-party defendant. The Company intends to vigorously defend this action.

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

Many possible events or factors could affect our future financial results and performance and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2023 (“2023 Annual Report”) and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

Our business model is to develop or acquire unique medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We plan to develop potentially life-saving technologies: the CardioMap® heart monitoring and screening device, the Save A Life choking rescue device, a unique neurosteroid drug compound intended to treat concussions and a unique drug compound to treat rare brain disorders in partnership with Prevacus, Inc. To date, none of our product candidates have received regulatory clearance or approval for commercial sale. Currently no research and development activities are being incurred on the CardioMap® or the Save a Life devices.

On October 4, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oragenics, Inc. (“Oragenics” the “Purchaser”). Pursuant to the Purchase Agreement, we have agreed to sell and assign certain assets and certain liabilities related to a segment of our business focused on developing medical products that treat brain related illnesses and diseases (the “Purchased Assets”) to Oragenics. See below and Note 4 of Notes to Consolidated Financial Statements for additional information.

We plan to license, improve, and develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly and undertake and engage in direct marketing efforts as we move closer to regulatory approvals. We will determine the most effective distribution method for each unique product we include in our portfolio. We will engage third-party research and development firms that specialize in creating products to assist us in developing our own products, and we will apply for trademarks and patents once we have developed proprietary products.

Recent Funding

LPC Purchase Agreement Draws

During the three months ended October 31, 2023, LPC purchased a total of 500,000 shares of our common stock for total proceeds of $45,820 pursuant to the August 14, 2020, LPC Purchase Agreement. LPC had purchased a total of 7,882,518 shares of our common stock for total proceeds of $2,646,306, the remaining purchase availability was $7,603,694 and the remaining shares available were 11,388,846.

Asset Purchase Agreement with Oragenics, Inc.

On October 4, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oragenics, Inc. (“Oragenics” the “Purchaser”). Pursuant to the Purchase Agreement, we have agreed to sell and assign certain assets and certain liabilities related to a segment of our business focused on developing medical products that treat brain related illnesses and diseases (the “Purchased Assets”) to Oragenics in exchange for (i) $1,000,000 in cash and 8,000,000 shares of convertible Series F Preferred Stock. The Purchased Assets include drug candidates for treating mild traumatic brain injury (mTBI), also known as concussion, and for treating Niemann Pick Disease Type C (NPC), as well as our proprietary powder formulation and its nasal delivery device.

We received $500,000 upon the execution of the Purchase Agreement on October 4, 2023 and will receive the additional $500,000 upon the earlier of (a) the closing of the Purchase Agreement (the “Closing”), (b) within three business days after the date that we have obtained our stockholders’ approval for the transaction or (c) immediately upon the Purchasers’ wrongful termination of the Purchase Agreement in breach of the Purchase Agreement.

The closing is expected to be at the end of the fourth calendar quarter of 2023.

At the closing, Oragenics will issue 8,000,000 shares of convertible Series F Preferred Stock to us. A number equal to 19.9% of Oragenics shares of common stock outstanding will be automatically converted into common stock at that time. As of December 14, 2023, Oragenics common stock traded at $5.43 per share.

The remaining shares of convertible Series F Preferred Stock will convert upon certain listing and change in control criteria being achieved.

See Note 4 of Notes to Consolidated Financial Statements for additional information.

Accredited Investor Note Payable

On July 7, 2023, we received a $150,000 advance from an accredited investor related to a $500,000 Note Purchase Agreement (the “NPA”) entered into with two accredited investors on August 15, 2023, at which time the additional $350,000 was received.

See Note 6 of Notes to Consolidated Financial Statements for additional information.

Going Concern

See Note 1 of Notes to Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

During the three months ended October 31, 2023, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2023, which was filed with the SEC on October 30, 2023.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three-month periods ended October 31, 2023 or 2022. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended October 31,		$	%
	2023	2022	Change	Change
Research and development	$23,001	$354,215	$(331,214)	-94%
Stock-based compensation	322,798	779,890	(457,092)	-59%
General and administrative	501,440	943,699	(442,259)	-47%
Loss from operations	(847,239)	(2,077,804)	1,230,565	-59%

Gain on sale of asset	500,000	–	500,000	100%
Interest expense	(190,861)	(71,302)	(119,559)	168%
Other expense, net	65	(474)	539	NM
Net loss	$(538,035)	$(2,149,580)	$1,611,545	-75%
Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.02)	67%

Research and Development

Our Research and development includes expenses related to our current projects which include, clinical research, design and manufacturing, formulation, regulatory and consultants.

The change in Research and development was due to the following:

Three months ended October 31, 2023 compared to three months ended October 31, 2022
Increase (decrease) in:
Consultants	$1,292
Phase I clinical trial	(637,593)
Australian research and development rebate	310,137
Regulatory	(5,050)
$(331,214)

The decreases in the Phase I clinical trial is the result of the completion of the dosing of subject in the first quarter of 2022, offset by the Australian research and development rebate.

Stock-Based Compensation

The decrease in stock-based compensation was due to the decrease in stock option expense for directors, officers, employees and consultants from $625,576 in the three months ended October 31, 2022 compared to $37,229 expensed in the three months ended October 31, 2023 due to a $83,066 stock option recapture of options forfeited, offset by an increase of $131,255 of RSUs expense in the first quarter of 2023 related to directors, officers and employees.

General and Administrative Expense

Our general and administrative expense includes salaries and related benefits for employees, business development and investor relations activities, legal and professional fees, and administrative costs related to maintaining compliance as a public company.

The change in General and administrative expense was due to the following:

Three months ended October 31, 2023 compared to three months ended October 31, 2022
Increase (decrease) in:
Business development and investor relations	$(435,329)
Consulting fees	(14,025)
Legal and professional fees	7,551
Wages	8,619
Other	(9,075)
$(442,259)

The decrease in the three months ended October 31, 2023, was primarily a result of the decrease in business development activities due to limited resources.

Gain on Sale of Asset

The increase in the gain on sale of asset is the result of the non-refundable fee of $500,000 received upon the execution of the Oragenics Asset Purchase Agreement.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of beneficial conversion feature, debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended October 31,
	2023	2022
Weighted average debt outstanding	$2,563,270	$1,633,043
Weighted average interest rate	9.33%	6.75%

The increase in the weighted average debt outstanding was due to convertible debt agreements entered into with Mast Hill in the second quarter of fiscal 2023 and two accredited investors in the first quarter of fiscal 2024.

Net Loss

Net loss decreased in the three-month period ended October 31, 2023 compared to the same period of 2022 primarily due to the $331,214 decrease in research and development due to the completion of dosing of patients in the Phase I clinical trial in the first quarter of fiscal 2023, and the $809,355 decrease in stock expense and business development and investor relations activities in the first quarter of fiscal 2024 compared to the same quarter of fiscal 2023.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent financings.

The following table sets forth the primary sources and uses of cash:

	Three Months Ended October 31,
	2023	2022
Net cash used in operating activities	$(59,907)	$(284,707)
Net cash used in investing activities	–	(8,038)
Net cash provided by financing activities	220,924	270,710

Historically, we have financed our operations primarily through debt financing, limited sales of our common stock and recently through the sale of our neurological asset for upfront non-refundable fees. Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us, and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, we may need to suspend the creation of new products until market conditions improve.

Debt

The following notes payable were outstanding:

	October 31, 2023	July 31, 2023
Convertible note issued to LGH due December 31, 2023, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of the then outstanding principal of $1,055,000 and convertible at $0.12 per share	$1,025,000	$1,055,000
Promissory notes issued to officers and directors due January 31, 2024, with an interest rate of 8.0% per annum	100,000	125,000
Note purchase agreement issued to two accredited investors due August 15, 2024, with an interest rate of 12% per annum	500,000	150,000
ClearThink convertible promissory note due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	175,000	175,000
Mast Hill convertible promissory note due June 13, 2024, with an interest rate of 10% per annum and convertible at $0.12 per share	727,451	920,000
	2,527,451	2,425,000
Unamortized beneficial conversion feature, debt discount and closing costs	(177,126)	(280,340)
	$2,350,325	$2,144,660

Australian Research and Development Rebate

In the first quarter of fiscal 2024, we incurred $25,843 of expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate for a rebate due of $12,534, which was recorded as an offset to research and development expense during the quarter ended October 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 31, 2023, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 management identified the following material weaknesses in internal control over financial reporting:

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended October 31, 2023, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the three-month period ended October 31, 2023 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2023. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2023 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2023, Mast Hill converted their outstanding warrant exercisable for 2,000,000 shares in a cashless exercise. The conversion resulted in the purchase of 1,610,390 shares of our common stock at an exercise price of $0.075 per share.

On October 9, 2023, Mast Hill converted $47,653 of principal, $637 of accrued interest and $1,750 of fees into 417,000 shares of our common stock at $0.12 per share.

On October 19, 2023, John Gandolfo, former director, exercised his option to convert his convertible note of $25,000 plus $3,655 of accrued interest into 238,792 shares of common stock at $0.12 per share.

In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Form of Note Purchase Agreement dated August 15, 2023 between Odyssey Health, Inc. and certain accredited investors. Incorporated by reference to Form 8-K filed with the SEC on August 18, 2023.
10.2	Form of Convertible Promissory Note dated August 15, 2023 between Odyssey Health, Inc. and certain accredited investors. Incorporated by reference to Form 8-K filed with the SEC on August 18, 2023.
10.3	Form of Spinco Common Stock Purchase Warrant dated August 15, 2023 between Odyssey Health, Inc. and certain accredited investors. Incorporated by reference to Form 8-K filed with the SEC on August 18, 2023.
10.4	Oragenics, Inc. Asset Purchase Agreement, dated October 5, 2023. Incorporated by reference to Form 8-K filed with the SEC on October 5, 2023.
10.5	Form of Amendment No. 7 dated November 1, 2023 to Promissory Note with Directors and Officers Dated December 21, 2021. Incorporated by reference to Form 8-K filed with the SEC on November 2, 2023.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 15, 2023.

ODYSSEY HEALTH, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

