Form 10-Q
period 2024-01-31
Odyssey Health, Inc.
filed 2024-03-22
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

96,359,763 shares of common stock, par value $.001 per share, outstanding as of March 22, 2024.

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended January 31, 2024

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of January 31,	As of July 31,
	2024	2023

Assets
Current assets:
Cash	$166,140	$36,865
Research and development rebate due from the Australian government	22,625	276,566
Prepaid expenses and other current assets	70,715	92,457
Total current assets	259,480	405,888

Intangible assets, net of accumulated amortization of $0 and $5,376	–	49,905
Investment	13,790,403	–
Total assets	$14,049,883	$455,793

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,265,579	$1,797,656
Accrued wages	1,352,478	1,402,348
Accrued interest	151,250	142,032
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	125,000
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $149,529 and $280,340	1,385,138	2,019,660
Total current liabilities	5,379,471	6,611,722

Commitments and contingencies (Note 12)

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 94,433,050 and 79,067,879 shares issued and outstanding	94,434	79,068
Additional paid-in-capital	55,997,277	53,862,378
Accumulated deficit	(47,421,299)	(60,097,375)
Total stockholders' equity (deficit)	8,670,412	(6,155,929)
Total liabilities and stockholders' equity deficit	$14,049,883	$455,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

In-process research and development expense	$–	$170,000	$–	$170,000
Research and development expense	42,765	3,889	65,766	358,104
Stock-based compensation	677,391	659,777	1,000,188	1,439,667
General and administrative expense	437,274	652,826	938,716	1,596,525
Loss from operations	(1,157,430)	(1,486,492)	(2,004,670)	(3,564,296)

Gain on sale of asset	15,900,687	–	16,400,687	–
Investment revaluation	(1,332,980)	–	(1,332,980)	–
Interest expense	(141,601)	(194,191)	(332,462)	(265,493)
Other income, net	8,890	8,955	8,956	8,481
Net income (loss)	13,277,566	(1,671,728)	12,739,531	(3,821,308)
Deemed dividend	(63,455)	–	(63,455)	–
Net income (loss) attributable to common stockholders	$13,214,111	$(1,671,728)	$12,676,076	$(3,821,308)

Basic net income (loss) per share	$0.14	$(0.02)	$0.14	$(0.05)

Diluted net income (loss) per share	$0.12	$(0.02)	$0.12	$(0.05)

Shares used for basic net income (loss) per share	91,975,356	81,784,549	89,879,237	81,616,937

Shares used for diluted net income (loss) per share	114,056,382	81,784,549	112,043,228	81,616,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Equity
	Shares	Dollars	Capital	Deficit	(Deficit)
Balances, July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)
Stock-based compensation	–	–	322,728	–	322,728
Common stock issued in debt financing	655,792	656	78,039	–	78,695
Common stock issued in equity financings	500,000	500	45,320	–	45,820
Warrants exercised in connection with debt financing	1,610,390	1,610	(1,610)	–	–
Warrants issued in debt financing	–	–	28,448	–	28,448
Return of shares	(100,000)	(100)	100	–	–
Net loss	–	–	–	(538,035)	(538,035)

Balances, October 31, 2023	81,734,061	81,734	54,335,403	(60,635,410)	(6,218,273)
Stock-based compensation	–	–	677,391	–	677,391
Conversion of RSUs	1,500,000	1,500	(1,500)	–	–
Common stock issued in debt financing	11,098,989	11,100	912,828	–	923,928
Common stock issued in equity financings	100,000	100	9,700	–	9,800
Deemed dividend	–	–	63,455	(63,455)	–
Net income	–	–	–	13,277,566	13,277,566
Balances, January 31, 2024	94,433,050	$94,434	$55,997,277	$(47,421,299)	$8,670,412

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Dollars	Capital	Deficit	Deficit
Balances, July 31, 2022	77,860,563	$77,861	$49,456,476	$(54,177,954)	$(4,643,617)
Stock-based compensation	1,800,000	1,800	1,166,890	–	1,168,690
Common stock issued in equity financings	1,133,591	1,134	239,576	–	240,710
Return of reserved shares	(8,800,000)	(8,800)	8,800	–	–
Net loss	–	–	–	(2,149,580)	(2,149,580)

Balances, October 31, 2022	71,994,154	71,995	50,871,742	(56,327,534)	(5,383,797)
Stock-based compensation	–	–	659,846	–	659,846
Common stock issued in debt financing	213,725	213	13,230	–	13,443
Warrants issued in debt financing	–	–	345,135	–	345,135
Common stock issued in equity financings	1,100,000	1,100	199,220	–	200,320
Common stock issued in conversion of debt	1,500,000	1,500	298,500	–	300,000
Common stock issued in option purchase agreement	1,000,000	1,000	169,000	–	170,000
Net loss	–	–	–	(1,671,728)	(1,671,728)
Balances, January 31, 2023	75,807,879	$75,808	$52,556,673	$(57,999,262)	$(5,366,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$12,739,531	$(3,821,308)

Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Amortization	1,538	1,508
Stock-based compensation	1,000,119	1,828,536
Gain on sale of asset	(16,400,687)	–
Investment revaluation	1,332,980	–
Financing costs paid via issuance of common stock	8,750	–
Amortization of beneficial conversion feature, debt discount and closing costs	219,258	246,122
In-process research and development	–	170,000
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	21,742	(7,479)
Decrease in research and development rebate due	253,941	83,497
Increase (decrease) in accounts payable	(206,404)	164,452
Increase (decrease) in accrued wages	(49,870)	128,483
Increase in accrued interest	111,660	17,587
Net cash used in operating activities	(967,442)	(1,188,602)

Cash flows from investing activities:
Cash proceeds from sale of assets	1,000,000	–
Purchase of intellectual property	–	(8,038)
Net cash provided by (used in) investing activities	1,000,000	(8,038)

Cash flows from financing activities:
Proceeds from notes payable	350,000	830,400
Principal payments made on notes payable	(274,896)	(35,000)
Interest payments made on notes payable	(34,007)	–
Financing closing costs paid with cash	–	(76,532)
Proceeds from equity financing	55,620	441,030
Net cash provided by financing activities	96,717	1,159,898

Increase (decrease) in cash and cash equivalents	129,275	(36,742)

Cash and cash equivalents:
Beginning of period	36,865	72,534
End of period	$166,140	$35,792

Supplemental disclosure of cash information:
Cash paid for interest	$34,007	$–

Supplemental disclosure of non-cash information:
Common stock issued to settle notes payable	993,872	300,000
Increase in principal of notes payable	60,000	165,000
Shares issued for exercised warrants	1,610	–
Shares returned to treasury	100	8,800
Deemed dividend	63,455	–
Original issue discount on debt	–	69,600
Stock issued in exchange for closing costs	–	13,443
Warrants issued in connection with debt financing	28,448	345,135
Common stock issued in option purchase agreement	–	170,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.       Basis of Presentation, Nature of Operations and Going Concern

Basis of Presentation

The accompanying condensed consolidated financial information of Odyssey Health, Inc. and our wholly-owned subsidiary Odyssey Group International Australia, Pty Ltd, (“Odyssey”) is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. However, such information reflects all adjustments, consisting only of normal recurring adjustments unless otherwise noted, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of July 31, 2023, is derived from our 2023 Annual Report on Form 10-K. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our 2023 Annual Report on Form 10-K filed with the SEC on October 30, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the six months ended January 31, 2024, from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2023.

Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have clinical utility and will generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have two different technologies in research and development; the CardioMap® heart monitoring and screening device, and the Save a Life choking rescue device.

On October 4, 2023, we entered into an Asset Sale Agreement (the “Agreement”) with Oragenics, Inc. (“Oragenics”). The closing of the Agreement was completed on December 28, 2023, Pursuant to the Agreement, we sold and assigned certain assets and certain liabilities related to the treatment of brain related illnesses and diseases (the “Assets”) to Oragenics in exchange for (i) $1,000,000 in cash; (ii) 8,000,000 shares of convertible Series F Preferred Stock; and (iii) the assumption by Oragenics of $325,672 of our accounts payable. See Note 4.

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

We are not currently selling or marketing any products, as our products require further development and Food and Drug Administration (“FDA”) clearance or approval to market our products will be required to sell in the United States. In addition, it would require additional European union or country specific clearance or approvals to sell internationally.

Going Concern

We did not recognize any revenues for the year ended July 31, 2023, or the six months ended January 31, 2024, and we had an accumulated deficit of $47,421,299 as of January 31, 2024. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at January 31, 2024, of $166,140 may not provide enough working capital to meet our current operating expenses through March 22, 2025.

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

If we are unable to raise additional capital by March 22, 2025, we will adjust our business plan. Given our recurring losses, negative cash flow, and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Note 2.       New Accounting Pronouncement

ASU 2020-06

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners and improves the decision usefulness and relevance of the information provided to financial statement users. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We early adopted ASU 2020-06 for our fiscal year ending July 31, 2024. The adoption of ASU 2020-06 did not have any effect on our financial position, results of operations or cash flows except for the calculation of diluted earnings per share.

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

Note 3.       Intangible Assets

Intangible assets consisted of costs related to a patent for our concussion drug device combination.

Amortization expense was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Amortization expense	$594	$754	$1,538	$1,508

All intangible assets were sold in the second quarter of fiscal 2024. See Note 4.

Note 4.     Asset Sale Agreement with Oragenics, Inc.

On October 4, 2023, we entered into an Asset Sale Agreement (the “Agreement”) with Oragenics, which closed on December 28, 2023. Pursuant to the Agreement, we sold and assigned certain assets and certain liabilities related to the treatment of brain related illnesses and diseases (the “Assets”) to Oragenics in exchange for (i) $1,000,000 in cash; (ii) 8,000,000 shares of convertible Series F preferred stock; and (iii) the assumption of $325,672 of our accounts payable. The total value of consideration received was $16,400,687.

The Assets include drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device.

We received $500,000 upon the execution of the Agreement on October 4, 2023, and received the additional $500,000 on December 11, 2023, upon our stockholder approval for the sale of the Assets. Following the closing of the Agreement on December 28, 2023, we received 8,000,000 shares of Series F preferred stock. Upon receipt, 511,308 shares of the Series F preferred stock, which represented 19.9% of the then outstanding shares of Oragenics common stock, converted into 511,308 shares of Oragenics restricted common stock. The Oragenics restricted common stock becomes freely tradeable on June 28, 2024, subject to Rule 144 restrictions and limitations that limit us to being allowed to sell no more than an amount equal to the greater of (i) 1% of the total shares of Oragenics common stock outstanding or (ii) the average of the previous four-week trading volume during each quarterly period.

Prior to closing, we were required to obtain the consent of Mast Hill Fund, L.P (“Mast Hill”) to consummate the closing of the Agreement. As part of the consent, we entered into a pledge agreement with Mast Hill granting a security interest in 154,545 of the total preferred shares, and collectively with all of the common shares or other securities into which the preferred shares are converted or exchanged into common shares, until the Mast Hill debt is paid.

The remaining shares of convertible Series F preferred stock will convert upon Oragenics shareholder approval and upon certain listing and change in control criteria being achieved. In addition, at our option, we are allowed to convert additional shares of the Series F preferred stock as long as we do not own a total of more than 19.9% of the then outstanding Oragenics common stock.

Investment Valuation

The common stock of Oragenics is valued quarterly based on their common stock price as reported by the NYSE American stock exchange reduced by an implied discount calculated using the Black-Scholes pricing model.

The Series F preferred stock is carried at cost and reviewed at least annually or more often is there are indications of impairment. Cost was determined utilizing the Black-Scholes pricing model inputs of (i) expected volatility of 79.4%, (ii) risk free interest rate of 5.6%, (ii) expected life of six months, and (iv) an implied discount rate of 25% for the known restrictions on the sale and conversion of the Series F preferred stock.

See also Note 5.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the six months ended January 31, 2024 or the year ended July 31, 2023.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended January 31, 2024.

Our financial instruments that are carried at fair value consist of our common stock of Oragenics as follows:

	January 31, 2024
Equity-method investment	Level 1	Level 2	Level 3	Total
Oragenics common stock	$–	$834,966	$–	$834,966

Valuation of Oragenics Common Stock

Our 511,308 shares of Oragenics common stock were valued at $1.63 per share based a discount to the closing stock price of Oragenics common stock which was $2.30 per share at January 31, 2024 as quoted on the NYSE American. The discount was determined using a Black-Scholes pricing model with the following assumptions:

Expected stock price volatility	113.97%
Risk free interest rate	5.29%
Expected life	.41
Expected dividend yield	–
Implied discount	29%

There were no financial instruments carried at fair value at July 31, 2023.

Contingent Liabilities

At January 31, 2024 and July 31, 2023, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero as of both January 31, 2024 and July 31, 2023, since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at January 31, 2024 and July 31, 2023, related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero as of both January 31, 2024 and July 31, 2023, as it is not yet probable that any of the milestones will be met.

Fixed-Rate Debt

We have fixed-rate debt that is reported on our accompanying Condensed Consolidated Balance Sheets at carrying value less unamortized debt discount and closing costs. The fair value of our fixed rate debt was calculated using a discounted cash flow methodology with estimated current interest rates based on similar risk profile and duration (Level 2). The carrying value, excluding unamortized debt discount and debt issuance costs, and the fair value of our fixed-rate long-term debt were as follows:

	January 31, 2024	July 31, 2023
Carrying value	$1,634,667	$2,425,000
Fair value	$1,634,667	$2,425,000

Note 6.     Debt

LGH Investments, LLC

On December 30, 2023, we entered into Amendment No. 7 (the “Amendment”) to the Convertible Promissory Note (the “Note”) to the Securities Purchase Agreement dated April 5, 2021, with LGH Investments, LLC (“LGH”). Pursuant to the Amendment, the maturity date of the note was extended to June 30, 2024. As consideration, $60,000 was added to the principal amount outstanding. In addition, Section (3)(d)(ii) was redefined to allow us to prepay the Note at any time by providing LGH notice of our intent to prepay the outstanding amounts due under the Note. Once we provide notice of our intent to prepay, then LGH shall have the sole option to convert any amounts due under the Note for 30 days prior to us making payment. If LGH does not elect to make a conversion within the 30 days, we ll tender the full amount in the prepayment notice by paying 110% of the total outstanding balance including all principal, defaults and interest to LGH within 5 calendar days. If LGH has previously provided a notice of conversion to us, we may not prepay any of the amount included in such notice. All other terms and conditions remain the same.

On August 28, 2023, we paid LGH $30,000 of principal on this Note, and on December 15, 2023, we paid LGH $50,000 of principal on this note.

Following this amendment and these payments, at January 31, 2024 there was $1,035,000 of principal and $132,595 of accrued interest outstanding compared to $1,055,000 of principal and $89,781 of accrued interest at July 31, 2023.

ClearThink Capital Partners, LLC

On December 20, 2023, ClearThink Capital Partners, LLC (“ClearThink”) exercised their option to convert their convertible note payable of $175,000 plus $20,000 interest into 975,000 shares of common stock at $0.20 per share.

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

On November 1, 2023, we entered into four Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021 and December 22, 2021, and as amended April 20, 2022, June 3, 2022, September 30, 2022, December 30, 2022, March 31, 2023, and June 30, 2023, with two directors and two officers. Pursuant to the Amendments, the maturity date of the Promissory Notes was extended to January 31, 2024. All other terms and conditions remain the same.

On January 31, 2024, we entered into four Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021 and December 22, 2021, and as amended April 20, 2022, June 3, 2022, September 30, 2022, December 30, 2022, March 31, 2023, June 30, 2023, November 1, 2023, and January 31, 2024, with two directors and two officers. Pursuant to the Amendments, the maturity date of the Promissory Notes was extended to July 31, 2024, and a waiver in the event of default was added and extended to the maturity date. All other terms and conditions remain the same.

At January 31, 2024 and July 31, 2023, we had $16,875 and $16,058, respectively, of accrued interest related to these Promissory Notes.

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

On June 15, 2023, Mast Hill converted $40,250 of interest and $1,750 of fees into 560,000 shares of our common stock at $0.075 per share.

On August 7, 2023, Mast Hill converted their outstanding warrant exercisable for 2,000,000 shares in a cashless exercise. The conversion resulted in the purchase of 1,610,390 shares of our common stock at an exercise price of $0.075 per share. Following this conversion, no shares remained available pursuant to this warrant.

Due to the remaining 5,000,000 Mast Hill warrants containing a down-round provision, which was triggered prior to July 31, 2023, we issued an additional 12,444,445 warrants exercisable at $0.072 per share having a total value of $63,455 during the period ended January 31, 2024. The $63,455 was recorded as a deemed dividend in our Condensed Consolidated Statements of Operations for the period ended January 31, 2024. In addition, the exercise price of the 5,000,000 warrants was reduced to $0.072 per share from $0.20 per share.

On September 13, 2023, we paid Mast Hill $100,000 in principal and $26,382 of interest totaling $126,382.

On October 6, 2023, we paid Mast Hill $44,896 of principal and $5,167 of interest totaling $50,000.

On October 9, 2023, Mast Hill converted $47,653 of principal, $637 of accrued interest, and $1,750 of fees into 417,000 shares of our common stock at $0.12 per share.

On November 6, 2023, Mast Hill converted $42,710 together with $5,580 interest, and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share.

On November 29, 2023, Mast Hill converted $43,975 together with $4,315 interest, and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share.

On December 13, 2023, we paid Mast Hill $50,000 of principal and $2,458 of interest totaling $52,458.

On December 22, 2023, Mast Hill converted $46,833 together with $1,457 interest, and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share.

On January 18, 2024, Mast Hill converted $44,266 together with $4,024 interest, and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share.

Following these repayments and conversions, at January 31, 2024, there was $499,667 of principal and $1,780 of accrued interest outstanding.

Accredited Investors Note Purchase Agreement

On July 7, 2023, we received a $150,000 advance from an accredited investor related to a $500,000 Note Purchase Agreement (the “NPA”) entered into with two accredited investors on August 15, 2023, at which time the additional $350,000 was received.

On December 29, 2023, the two accredited investors provided notice to convert their NPA. On January 26, 2024, we converted $500,000 principal plus accrued interest of $28,767 for a total of $528,767 into 7,343,989 shares of common stock at $0.072 per share.

Notes Payable

The following notes payable were outstanding:

	January 31, 2024	July 31, 2023
Convertible note issued to LGH due June 30, 2024, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.12 per share	$1,035,000	$1,055,000
Promissory notes issued to officers and directors due July 31, 2024, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	125,000
Note purchase agreement issued to two accredited investors due August 15, 2024, with an interest rate of 12% per annum	–	150,000
ClearThink convertible promissory note due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	–	175,000
Mast Hill convertible promissory note due December 13, 2024, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	920,000
	1,634,667	2,425,000
Unamortized beneficial conversion feature, debt discount and closing costs	(149,529)	(280,340)
	$1,485,138	$2,144,660

Note 7.     Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At January 31, 2024, 17,975,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and no shares remained available for future awards.

Stock Options

Stock option activity during the six months ended January 31, 2024, was as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at July 31, 2023	11,795,000	$0.34
Options granted	3,775,000	0.10
Options expired or cancelled	(750,000)	0.26
Options outstanding at January 31, 2024	14,820,000	$0.26

All 3,775,000 options granted during fiscal 2024 were granted outside of our 2021 Plan.

Criteria used for determining the Black-Scholes value of options granted during the six months ended January 31, 2024 were as follows:

Expected stock price volatility	147 – 156%
Risk free interest rate	3.84 – 4.62%
Expected life of options (years)	5 – 10
Expected dividend yield	–

Restricted Stock Units (“RSUs”)

RSU activity during the six months ended January 31, 2024 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at July 31, 2023	3,055,554	$0.28
RSUs vested	(3,055,554)	0.28
RSUs outstanding at January 31, 2024	–

Warrants

Warrant activity during the six months ended January 31, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2023	14,558,607	$0.50
Warrants issued	12,444,445	0.07
Warrants exercised	(2,000,000)	0.08
Warrants outstanding at January 31, 2024	25,003,052	$0.25

During the year ended July 31, 2023, we issued warrants which contained a down-round provision. The provision was triggered, resulting in the issuance of an additional 12,444,445 warrants during the period ended January 31, 2024. See Note 6 for additional information.

Unrecognized Compensation Costs

At January 31, 2024, we had unrecognized stock-based compensation of $278,680, which will be recognized over the weighted average remaining vesting period of 0.22 years.

Note 8.     Research and Development Rebate

We incurred expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate which were recorded as an offset to research and development expense as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Research and development expense offset	$41,044	$592	$53,578	$323,263

Note 9.     Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net income attributable to common stockholders used for basic earnings (loss) per share	$13,214,111	$(1,671,728)	$12,676,076	$(3,821,308)
Add back convertible debt interest	52,946	–	111,659	–
Add back convertible debt amortization	87,597	–	219,259	–
Plus: deemed dividend	63,455	–	63,455	–
Net income attributable to common stockholders used for diluted earnings (loss) per share calculations	$13,418,109	$(1,671,728)	$13,070,449	$(3,821,308)

Weighted average outstanding shares of common stock used for basic earnings (loss) per share	91,975,356	81,784,549	89,879,237	81,616,937
Dilutive effect of convertible debt	17,668,458	–	17,668,458	–
Dilutive effect of warrants	4,249,826	–	4,249,826	–
Dilutive effect of stock options	162,742	–	245,707	–
Common stock and common stock equivalents used for diluted earnings (loss) per share	114,056,382	81,784,549	112,043,228	81,616,937

Earnings Per Share
Basic	$0.14	$(0.02)	$0.14	$(0.05)
Diluted	$0.12	$(0.02)	$0.12	$(0.05)

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Options to purchase common stock	14,045,000	10,120,000	13,795,000	10,120,000
Shares issuable upon conversion of convertible notes and related accrued interest	–	14,428,333	–	14,428,333
Warrants to purchase common stock	7,558,607	13,558,607	7,558,607	13,558,607
Unvested restricted stock units	–	3,822,222	–	3,822,222
Total potentially dilutive securities	21,603,607	41,929,162	21,153,607	41,929,162

Note 10.      Common Stock

Lincoln Park

Lincoln Park Capital Fund, LLC (“LPC”) purchased 600,000 shares at an average price of $.098 per share for total proceeds to us of $55,620 during the six months ended January 31, 2024, pursuant to the LPC Purchase Agreement. At December 31, 2023, the LPC Purchase Agreement expired.

Mast Hill

On August 7, 2023, Mast Hill converted their outstanding warrant exercisable for 2,000,000 shares in a cashless exercise. The conversion resulted in the purchase of 1,610,390 shares of our common stock at an exercise price of $0.075 per share. Following this conversion, no shares remained available pursuant to this warrant.

During the first six months of 2024, Mast Hill converted a total of $225,437 of principal, $16,013 of accrued interest and $8,750 of fees into 3,197,000 shares of our common stock. See Note 6.

Return of Shares

On August 24, 2023, ClearThink voluntarily returned 100,000 shares of our common stock following their inadvertent sale of shares of our common stock exceeding predetermined limits.

Convertible Notes Payable

On October 19, 2023, John Gandolfo, former director, exercised his option to convert his convertible note of $25,000 plus $3,655 interest into 238,792 shares of common stock at $0.12 per share.

On December 29, 2023, ClearThink exercised their option to convert their convertible note payable of $175,000 plus $20,000 interest into 975,000 shares of common stock at $0.20 per share.

Accredited Investors Note Purchase Agreement

On December 29, 2023, the accredited investors provided notice to convert their notes. On January 26, 2024, we converted a total of $500,000 of principal plus accrued interest of $28,767 for a total of $528,767 into 7,343,989 shares of our common stock at $0.072 per share. No amounts remained outstanding pursuant to this note purchase agreement at January 31, 2024.

Note 11.       Related Party Transactions

Due to Officers

The following amounts were due to officers for reimbursement of expenses and were included in accounts payable within the accompanying Condensed Consolidated Balance Sheets:

	January 31, 2024	July 31, 2023
Joseph M. Redmond, CEO	$21	$668
Christine Farrell, CFO	1,726	1,633
	$1,747	$2,301

The amount of unpaid salary and bonus due to our officers was included in accrued wages within the accompanying Condensed Consolidated Balance Sheets and was as follows:

	January 31, 2024	July 31, 2023
Joseph M. Redmond, CEO	$944,969	$935,831
Christine Farrell, CFO	262,848	257,771
	$1,207,817	$1,193,602

Promissory Notes

See Note 6 for a discussion of promissory notes payable to officers and directors.

Note 12.      Commitments and Contingencies

We are a party to a lawsuit in Superior Court, Kent County in the State of Rhode Island entitled Robert Hainey v. Vdex Diabetes Holdings, Inc. et. al, Case No. KC-2023-0952. Robert Hainey, the plaintiff filed suit against defendants Vdex Diabetes Holdings Inc. and William McCullough. On December 9, 2023, defendant Vdex Diabetes Holdings Inc. (“VDH”) filed a Third-Party Complaint against us alleging the existence of an agreement between the VDH Chief Executive Officer, William McCullough and our Chief Executive Officer, Michael Redmond, to pursue a merger of the two companies. VDH alleges as part of these negotiations VDH agreed to suspend all negotiations with all other suitors in order to pursue the merger with us. VDH alleges that we, along with Hainey, represented that we would provide capital as consideration for VDH’s undertaking and to continue its growth and expansion. VDH alleges Hainey provided VDH with $20,000. VDH contends they relied upon Hainey’s and our representations to their detriment as they incurred substantial expense exhausting all of the $20,000. We have retained Tarro & Marotti Law Firm, LLC of Warwick, Rhode Island. On February 8, 2024, a motion to dismiss was entered in the Kent County Superior Court of Rhode Island and a notice of hearing will be held on July, 8, 2024 in the Kent County Superior Court. We believe the motion to dismiss will be granted and no monetary award will be awarded to the plaintiff.

Note 13.      Subsequent Events

Promissory Note

On February 13, 2024, we entered into a six-month promissory note for $50,000, with Jonathan Lutz, an accredited investor, with an interest rate of 10% per annum and due August 11, 2024, convertible into Oragenics common shares held by the Company at $2.50 per share.

Mast Hill Amendment

On March 13, 2024, we entered into Amendment No. 2 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the parties agreed to move the $200,000 amortization payment due March 13, 2024 to September 13, 2024, and the maturity date to December 13, 2024.

On March 14, 2024, Mast Hill exercised a cashless warrant for 2,778,778 shares of our common stock at an exercise price of $0.072 per share, which resulted in the issuance of 1,926,713 shares of our common stock. Following this exercise, Mast Hill had warrants exercisable for 14,666,667 shares of our common stock at $0.072 per share.

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

Overview

Our business model is to develop or acquire unique medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have two different technologies in research and development; the CardioMap® heart monitoring and screening device, and the Save a Life choking rescue device. To date, none of our product candidates have received regulatory clearance or approval for commercial sale.

On October 4, 2023, we entered into an Asset Agreement (the “Agreement”) with Oragenics, Inc. (“Oragenics”). Pursuant to the Agreement, we sold certain assets and certain liabilities related to a segment of our business focused on developing medical products that treat brain related illnesses and diseases (the “Assets”) to Oragenics. The closing was completed on December 28, 2023. See below and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Recent Funding

LPC Purchase Agreement Draws

During the six months ended January 31, 2024, LPC purchased a total of 600,000 shares of our common stock for total proceeds of $55,620 pursuant to the August 14, 2020, LPC Purchase Agreement. At December 31, 2023, the LPC Purchase Agreement expired.

Asset Agreement with Oragenics, Inc.

On October 4, 2023, we entered into an Asset Agreement with Oragenics, which closed on December 7, 2023. Pursuant to the Agreement, we sold the segment of our business and related assets focused on developing medical products that treat brain related illnesses and diseases (the “Assets”) to Oragenics in exchange for (i) $1,000,000 in cash; (ii) 8,000,000 shares of convertible Series F preferred stock; and (iii) the assumption of $325,672 of our accounts payable. The total value of consideration received was $16,400,687.

The in-process research and development Assets include drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device.

We received $500,000 upon the execution of the Agreement on October 4, 2023, and received the additional $500,000 on December 11, 2023, upon our stockholder approval for the sale of the Asset. Following the closing of the Agreement on December 28, 2023, we received 8,000,000 shares of Series F preferred stock. Upon receipt, 511,308 shares of the Series F preferred stock, which represented 19.9% of the then outstanding shares of Oragenics common stock, converted into 511,308 shares of Oragenics common stock.

At the closing, we were required to obtain the consent of Mast Hill to consummate the closing of the Asset Agreement. As part of the consent, we entered into a pledge agreement with Mast Hill granting a security interest in 154,545 of the total preferred shares, and collectively with all of the common shares or other securities into which the preferred shares are converted or exchanged into common shares, until the Mast Hill debt is paid.

The remaining shares of convertible Series F preferred stock will convert upon Oragenics shareholder approval and upon certain listing and change in control criteria being achieved. In addition, at our option, we are allowed to convert additional shares of the Series F preferred stock as long as we do not own a total of more than 19.9% of the then outstanding Oragenics common stock.

See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

Promissory Note

On February 13, 2024, we entered into a six-month promissory note for $50,000, with Jonathan Lutz, an accredited investor, with an interest rate of 10% per annum and due August 11, 2024.

Accredited Investor Note Payable

On July 7, 2023, we received a $150,000 advance from an accredited investor related to a $500,000 Note Purchase Agreement (the “NPA”) entered into with two accredited investors on August 15, 2023, at which time the additional $350,000 was received.

See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

Going Concern

See Note 1 of Notes to Financial Statements.

Significant Accounting Policies and Use of Estimates

During the six months ended January 31, 2024, there were no significant changes to our significant accounting policies and estimates are described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2023, which was filed with the Securities and Exchange Commission on October 30, 2023.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three or six-month periods ended January 31, 2024 or 2023. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended January 31,		$	%
	2024	2023	Change	Change
In-process research and development expense	$–	$170,000	$(170,000)	-100%
Research and development expense	42,765	3,889	38,876	1000%
Stock-based compensation	677,391	659,777	17,614	3%
General and administrative expense	437,274	652,826	(215,552)	-33%
Loss from operations	(1,157,430)	(1,486,492)	329,062	-22%

Gain on sale of asset	15,900,687	–	15,900,687	100%
Investment revaluation	(1,332,980)	–	(1,332,980)	100%
Interest expense	(141,601)	(194,191)	52,590	-27%
Other income, net	8,890	8,955	(65)	-1%
Net income (loss)	13,277,566	(1,671,728)	14,949,294	-894%
Deemed dividend	(63,455)	–	(63,455)	100%
Net income (loss) attributable to common stockholders	$13,214,111	$(1,671,728)	$14,885,839	-890%
Basic net income (loss) per share	$0.14	$(0.02)	$0.16
Diluted net income (loss) per share	$0.12	$(0.02)	$0.14

	Six Months Ended January 31,		$	%
	2024	2023	Change	Change
In-process research and development expense	$–	$170,000	$(170,000)	-100%
Research and development expense	65,766	358,104	(292,338)	-82%
Stock-based compensation	1,000,188	1,439,667	(439,479)	-31%
General and administrative expense	938,716	1,596,525	(657,809)	-41%
Loss from operations	(2,004,670)	(3,564,296)	1,559,626	-44%

Gain on sale of asset	16,400,687	–	16,400,687	100%
Investment revaluation	(1,332,980)	–	(1,332,980)	100%
Interest expense	(332,462)	(265,493)	(66,969)	25%
Other income, net	8,956	8,481	475	6%
Net income (loss)	12,739,531	(3,821,308)	16,560,839	-433%
Deemed dividend	(63,455)	–	(63,455)	100%
Net income (loss) attributable to common stockholders	$12,676,076	$(3,821,308)	$16,497,384	-432%
Basic net income (loss) per share	$0.14	$(0.05)	$0.19
Diluted net income (loss) per share	$0.12	$(0.05)	$0.17

In-Process Research and Development

In-process research and development in the three and six-month periods ended January 31, 2024, related to the value of the 1,000,000 shares of our common stock with a value of $0.17 per share issued to Prevacus in connection with the November 2022 Option Agreement.

Research and Development Expense

Our Research and development expense includes expenses related to our current projects and include clinical research, design and manufacturing, formulation, regulatory and consultants.

The changes in Research and development expense were due to the following:

	Three months ended January 31, 2024 compared to three months ended January 31, 2023	Six months ended January 31, 2024 compared to six months ended January 31, 2023
Increase (decrease) in:
Consultants	$46,905	$48,198
Phase I clinical trial	21,724	(615,870)
Australian research and development rebate	(40,453)	269,684
Phase II clinical trial	10,000	10,000
Regulatory	700	(4,350)
	$38,876	$(292,338)

The decrease in the Phase I clinical trial as well as the Australian research and development rebate in the six months ended January 31, 2024 compared to the six months ended January 31, 2023 is the result of the completion of the dosing of subject in the first quarter of fiscal 2023.

Stock-Based Compensation

The decrease in Stock-based compensation for the six months ended January 31, 2024 was due to fewer unvested awards outstanding.

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees, business development and investor relations activities, legal and professional fees, and administrative costs related to maintaining compliance as a public company.

The decreases in General and administrative expense were due to the following:

	Three months ended January 31, 2024 compared to three months ended January 31, 2023	Six months ended January 31, 2024 compared to six months ended January 31, 2023
Increase (decrease) in:
Business development and investor relations	$(198,589)	$(633,918)
Consulting fees	(26,000)	(47,000)
Insurance expense	(3,750)	(4,375)
Legal and professional fees	62,835	55,861
Public Company Expense	12,971	30,033
Wages	(63,706)	(55,086)
Other	687	(3,324)
	$(215,552)	$(657,809)

The decreases in the current fiscal year periods compared to the prior fiscal year were primarily a result of the decreases in business development activities due to limited resources.

Gain on Sale of Asset

The Gain on sale of asset in the fiscal 2024 periods was the result of the sale of assets pursuant to the Oragenics Asset Sale Agreement. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of beneficial conversion feature, debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Weighted average debt outstanding	$1,724,492	$1,828,370	$1,836,816	$1,779,701
Weighted average interest rate	8.8%	6.2%	8.2%	6.8%

The decrease in the weighted average debt outstanding for the three months ended January 31, 2024 was due to the conversion of convertible debt agreements with Mast Hill, ClearThink and the two accredited investors. The increase in the weighted average debt outstanding quartering the first six months of fiscal 2024 was due to convertible debt agreements entered into with two accredited investors, offset by conversions of convertible debt.

Net Income

We generated Net income in the fiscal 2024 periods due to the Gain on sale of assets as well as lower operating expenses compared to the fiscal 2023 periods as discussed above.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent debt and equity financings.

The following table sets forth the primary sources and uses of cash:

	Six Months Ended January 31,
	2024	2023
Net cash used in operating activities	$(951,544)	$(1,188,602)
Net cash provided by (used in) investing activities	950,095	(8,038)
Net cash provided by financing activities	130,724	1,159,898

Historically, we have financed our operations primarily through debt financing, limited sales of our common stock and recently through the sale of our neurological assets to Oragenics as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements. Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us, and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, we may need to suspend the creation of new products until market conditions improve.

Debt

The following notes payable were outstanding:

	January 31, 2024	July 31, 2023
Convertible note issued to LGH due June 30, 2024, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.12 per share	$1,035,000	$1,055,000
Promissory notes issued to officers and directors due July 31, 2024, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	125,000
Note purchase agreement issued to two accredited investors due August 15, 2024, with an interest rate of 12% per annum	–	150,000
ClearThink convertible promissory note due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	–	175,000
Mast Hill convertible promissory note due December 13, 2024, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	920,000
	1,634,667	2,425,000
Unamortized beneficial conversion feature, debt discount and closing costs	(149,529)	(280,340)
	$1,485,138	$2,144,660

Australian Research and Development Rebate

In the first six months of fiscal 2024, we incurred $43,092 of expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate for a rebate due of $20,900, which was recorded as an offset to Research and development expense.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of January 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, management identified the following material weaknesses in internal control over financial reporting:

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended January 31, 2024, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the six months ended January 31, 2024, to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2023. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2023 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2023, Mast Hill converted $42,710 together with $5,580 interest, and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share.

On November 29, 2023, Mast Hill converted $43,975 together with $4,315 interest and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share.

On December 22, 2023, Mast Hill converted $46,833 together with $1,457 interest and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share.

On January 18, 2024, Mast Hill converted $44,266 together with $4,024 interest and $1,750 for fees totaling $50,040 into 695,000 shares of common stock at a conversion price of $0.072 per share.

On December 29, 2023, two accredited investors provided notice to convert their NPA. On January 26, 2024, we converted $500,000 principal plus accrued interest of $28,767 for a total of $528,767 into 7,343,989 shares of common stock at $0.072 per share.

On December 29, 2023, we granted directors, officers, employees, and non-employee consultants 2,750,000 stock options at $0.10 per share.

On January 16, 2024, we granted certain employees and non-employee consultants 775,000 stock options at $0.078 per share.

On March 14, 2024, Mast Hill exercised a cashless warrant for 1,926,713 common stock shares at an exercise price of $0.072 per share.

In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

Item 5.	Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Asset Purchase Agreement Closing with Oragenics, Inc., dated December 28, 2023. Incorporated by reference to Form 8-K filed with the SEC on December 29, 2023.
10.2	Amendment No. 7 to Convertible Promissory Note with LGH Investments dated April 5, 2021. Incorporated by reference to Form 8-K filed with the SEC on January 5, 2024.
10.3	Form of Amendment No. 8 dated January 31, 2024, to Promissory Note with Directors and Officers dated December 21, 2021. **
10.4	Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 **
10.5	Amendment No. 2 dated March 13, 2024, to the Promissory Note issued on December 13, 2022 with Mast Hill Fund, L.P. **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 22, 2024.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

