Form 10-Q
period 2024-04-30
Odyssey Health, Inc.
filed 2024-06-14
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

96,359,763 shares of common stock, par value $.001 per share, outstanding as of June 14, 2024.

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended April 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	April 30,	July 31,
	2024	2023
Assets
Current assets:
Cash	$66,014	$36,865
Research and development rebate due from the Australian government	22,625	276,566
Prepaid expenses and other current assets	64,764	92,457
Total current assets	153,403	405,888

Intangible assets, net of accumulated amortization of $0 and $5,376	–	49,905
Investments	13,422,474	–
Total assets	$13,575,877	$455,793

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,296,567	$1,797,656
Accrued wages	1,487,173	1,402,348
Accrued interest	187,013	142,032
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	125,000
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $84,123 and $280,340	1,500,544	2,019,660
Total current liabilities	5,696,323	6,611,722

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 96,359,763 and 79,067,879 shares issued and outstanding as of April 30, 2024 and July 31, 2024, respectively	96,360	79,068
Additional paid-in-capital	56,046,834	53,862,378
Accumulated deficit	(48,263,640)	(60,097,375)
Total stockholders' equity (deficit)	7,879,554	(6,155,929)
Total liabilities and stockholders' equity	$13,575,877	$455,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023

In-process research and development expense	$–	$–	$–	$170,000
Research and development expense	–	35,040	65,766	393,144
Stock-based compensation	51,483	553,964	1,051,671	1,993,631
General and administrative expense	320,888	505,606	1,259,606	2,102,132
Loss from operations	(372,371)	(1,094,610)	(2,377,043)	(4,658,907)

Gain on sale of asset	–	–	16,400,687	–
Loss on investment	(367,929)	–	(1,700,909)	–
Interest expense	(102,227)	(189,415)	(434,689)	(454,907)
Other income (expense), net	186	(79)	9,144	8,402
Net income (loss)	(842,341)	(1,284,104)	11,897,190	(5,105,412)
Deemed dividend	–	–	(63,455)	–
Net income (loss) attributable to common stockholders	$(842,341)	$(1,284,104)	$11,833,735	$(5,105,412)

Basic net income (loss) per share attributable to common stockholders	$(0.01)	$(0.02)	$0.13	$(0.06)

Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$(0.02)	$0.11	$(0.06)

Shares used for basic net income (loss) per share attributable to common stockholders	103,789,222	83,162,747	94,496,866	81,835,188

Shares used for diluted net income (loss) per share attributable to common stockholders	103,789,222	83,162,747	113,895,608	81,835,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)
Stock-based compensation	–	–	322,728	–	322,728
Common stock issued in debt financing	655,792	656	78,039	–	78,695
Common stock issued in equity financings	500,000	500	45,320	–	45,820
Warrants exercised in connection with debt financing	1,610,390	1,610	(1,610)	–	–
Warrants issued in debt financing	–	–	28,448	–	28,448
Return of shares	(100,000)	(100)	100	–	–
Net loss	–	–	–	(538,035)	(538,035)
Balances, October 31, 2023	81,734,061	81,734	54,335,403	(60,635,410)	(6,218,273)
Stock-based compensation	–	–	677,391	–	677,391
RSUs issued	1,500,000	1,500	(1,500)	–	–
Common stock issued in debt financing	11,098,989	11,100	912,828	–	923,928
Common stock issued in equity financings	100,000	100	9,700	–	9,800
Deemed dividend	–	–	63,455	(63,455)	–
Net income	–	–	–	13,277,566	13,277,566
Balances, January 31, 2024	94,433,050	94,434	55,997,277	(47,421,299)	8,670,412
Stock-based compensation	–		51,483	–	51,483
Warrants exercised in connection with debt financing	1,926,713	1,926	(1,926)	–	–
Net loss	–	–	–	(842,341)	(842,341)
Balances, April 30, 2024	96,359,763	$96,360	$56,046,834	$(48,263,640)	$7,879,554

	Common Stock
	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)
Balances, July 31, 2022	77,860,563	$77,861	$49,456,476	$(54,177,954)	$(4,643,617)
Stock-based compensation	1,800,000	1,800	1,166,890	–	1,168,690
Common stock issued in equity financings	1,133,591	1,134	239,576	–	240,710
Return of reserved shares	(8,800,000)	(8,800)	8,800	–	–
Net loss	–	–	–	(2,149,580)	(2,149,580)
Balances, October 31, 2022	71,994,154	71,995	50,871,742	(56,327,534)	(5,383,797)
Stock-based compensation	–	–	659,846	–	659,846
Common stock issued in debt financing	213,725	213	13,230	–	13,443
Warrants issued in debt financing	–	–	345,135	–	345,135
Common stock issued in equity financings	1,100,000	1,100	199,220	–	200,320
Common stock issued in conversion of debt	1,500,000	1,500	298,500	–	300,000
Common stock issued in option purchase agreement	1,000,000	1,000	169,000	–	170,000
Net loss	–	–	–	(1,671,728)	(1,671,728)
Balances, January 31, 2023	75,807,879	75,808	52,556,673	(57,999,262)	(5,366,781)
Stock-based compensation	500,000	500	598,464	–	598,964
Common stock issued in equity financings	1,300,000	1,300	130,390	–	131,690
Common stock issued in conversion of debt	500,000	500	99,500	–	100,000
Net loss	–	–	–	(1,284,104)	(1,284,104)
Balances, April 30, 2023	78,107,879	$78,108	$53,385,027	$(59,283,366)	$(5,820,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$11,897,190	$(5,105,412)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Amortization	1,538	2,529
Stock-based compensation	1,051,602	2,427,500
Gain on sale of asset	(16,400,687)	–
Loss on investment	1,700,909	–
Financing costs paid with issuance of common stock	8,750	–
Amortization of beneficial conversion feature, debt discount and closing costs	284,665	410,479
In-process research and development	–	170,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	27,693	(3,843)
Decrease in research and development rebate due from Australian government	253,941	71,821
Increase (decrease) in accounts payable	(175,416)	364,111
Increase in accrued wages	84,825	266,144
Increase in accrued interest	113,415	41,821
Net cash used in operating activities	(1,151,575)	(1,354,850)

Cash flows from investing activities:
Cash proceeds from sale of assets	1,000,000	–
Purchase of intellectual property	–	(8,038)
Net cash provided by (used in) investing activities	1,000,000	(8,038)

Cash flows from financing activities:
Proceeds from notes payable	400,000	830,400
Principal payments made on notes payable	(274,896)	(35,000)
Closing costs paid for notes payable	–	(76,532)
Proceeds from sale of common stock	55,620	572,720
Net cash provided by financing activities	180,724	1,291,588

Increase (decrease) in cash	29,149	(71,300)

Cash and cash equivalents:
Beginning of period	36,865	72,534
End of period	$66,014	$1,234

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,319	$–

Supplemental disclosure of non-cash information:
Common stock issued to settle notes payable	$925,437	$400,000
Accrued interest paid with common stock	68,435
Increase in fees related to extension of LGH debt maturity date recorded as additional principal	60,000	185,000
Warrants issued in exchange for debt financing fees	28,448	345,135
Shares issued for exercised warrants	3,536	–
Shares returned to treasury	100	8,800
Deemed dividend	63,455	–
Original issue discount on debt	–	69,600
Stock issued in exchange for closing costs	–	13,443
Common stock issued in option purchase agreement	–	170,000
Accounts payable assumed by Oragenics	325,672	–

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

Significant Accounting Policies

Our significant accounting policies have been updated below during the nine months ended April 30, 2024, from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2023.

Investments

Our investments include the Series F preferred stock and common stock of Oragenics, Inc. that were acquired on December 28, 2023.

The common stock of Oragenics is valued quarterly based on the common stock price as reported by the NYSE American stock exchange and reduced by an implied discount calculated using the Black-Scholes pricing model, until the common stock held is no longer 144 restricted and freely tradeable, then they will be valued at the fair value of the stock. We adhere to Accounting Standards Codification (ASC) 820, "Fair Value Measurement," for the measurement and disclosure of fair value for this investment.

The Series F preferred stock is carried at cost and reviewed at least annually or more often is there are indications of impairment. Cost was determined utilizing the Black-Scholes pricing model inputs of (i) expected volatility of 79.4%, (ii) risk free interest rate of 5.6%, (ii) expected life of six months, and (iv) an implied discount rate of 25% for the known restrictions on the sale and conversion of the Series F preferred stock. This investment is carried at cost less any impairment, if applicable. We assess the recoverability of this investment periodically and recognize impairment losses in our Statements of Operations in accordance with ASC 321, "Investments - Equity Securities."

We intend to hold the investments until such time that we determine it is in our and our stockholders’ best interest to distribute the preferred shares to stockholders’, convert the preferred stock into common stock and distribute to stockholders, or sell the common stock.

Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have clinical utility and provide differentiation in the market. Our business model is to develop or acquire medical related products, engage third parties to develop and manufacture such products and then distribute the products through various distribution channels, including third parties. We have two different technologies in research and development stage; the CardioMap® heart monitoring and screening device, and the Save a Life choking rescue device.

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

We are not currently selling or marketing any products, as our products require further development and Food and Drug Administration (“FDA”) clearance or approval to market our products in the United States. In addition, it would require additional European union or country specific clearance or approvals to sell internationally.

Going Concern

We did not recognize any revenues for the year ended July 31, 2023, or the nine months ended April 30, 2024, and we had an accumulated deficit of $48,263,640 as of April 30, 2024. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at April 30, 2024, of $66,014 will not provide enough working capital to meet our current operating expenses through June 14, 2025.

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

If we are unable to raise additional capital by June 14, 2025, we will adjust our business plan. Given our recurring losses, negative cash flow, and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

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

ASU 2023-07

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company has one segment. The adoption of ASU 2023-07 did not have any effect on our financial position, results of operations or cash flows.

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

Note 3.       Intangible Assets

Intangible assets consisted of costs related to a patent for our concussion drug device combination.

Amortization expense was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Amortization expense	$–	$1,022	$1,538	$2,529

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the nine months ended April 30, 2024, or the year ended July 31, 2023.

The carrying values of cash, prepaid expenses, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended April 30, 2024.

Our financial instruments that are carried at fair value consist of our common stock of Oragenics as follows:

	April 30, 2024
Equity-method investment	Level 1	Level 2	Level 3	Total
Oragenics common stock	$–	$467,037	$–	$467,037

Valuation of Oragenics Common Stock

Our 511,308 shares of Oragenics common stock were valued at $0.91 per share based a discount to the closing stock price of Oragenics common stock which was $1.04 per share at April 30, 2024, as quoted on the NYSE American. The discount was determined using a Black-Scholes pricing model with the following assumptions:

Expected stock price volatility	71%
Risk free interest rate	5.49%
Expected life	.16
Expected dividend yield	–
Implied discount	12%

There were no financial instruments carried at fair value at April 30, 2023.

Contingent Liabilities

At April 30, 2024 and July 31, 2023, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero as of both April 30, 2024 and July 31, 2023, since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at April 30, 2024 and July 31, 2023, related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero as of both April 30, 2024 and July 31, 2023, as it is not yet probable that any of the milestones will be met.

Note 6.       Debt

LGH Investments, LLC

On December 30, 2023, we entered into Amendment No. 7 (the “Amendment”) to the Convertible Promissory Note (the “Note”) to the Securities Purchase Agreement dated April 5, 2021, with LGH Investments, LLC (“LGH”). Pursuant to the Amendment, the maturity date of the note was extended to June 30, 2024. As consideration, $60,000 was added to the principal amount outstanding. In addition, Section (3)(d)(ii) was redefined to allow us to prepay the Note at any time by providing LGH notice of our intent to prepay the outstanding amounts due under the Note. Once we provide notice of our intent to prepay, then LGH shall have the sole option to convert any amounts due under the Note for 30 days prior to us making payment. If LGH does not elect to make a conversion within the 30 days, we will tender the full amount in the prepayment notice by paying 110% of the total outstanding balance including all principal, defaults and interest to LGH within 5 calendar days. If LGH has previously provided a notice of conversion to us, we may not prepay any of the amount included in such notice. All other terms and conditions remain the same.

On August 28, 2023, we paid LGH $30,000 of principal on this Note, and on December 15, 2023, we paid LGH $50,000 of principal on this note.

Following this amendment and these payments, at April 30, 2024, there was $1,035,000 of principal and $153,011 of accrued interest outstanding compared to $1,055,000 of principal and $89,781 of accrued interest at July 31, 2023.

ClearThink Capital Partners, LLC

On December 20, 2023, ClearThink Capital Partners, LLC (“ClearThink”) exercised their option to convert their convertible note payable of $175,000 plus $20,000 interest into 975,000 shares of common stock at $0.20 per share.

Accredited Investor Promissory Note

On February 13, 2024, we entered into a six-month promissory note for $50,000, with Jonathan Lutz, an accredited investor, with an interest rate of 10% per annum and due August 11, 2024, convertible into Oragenics common shares held by us at $2.50 per share.

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

On November 1, 2023, we entered into four Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021, and December 22, 2021, and as amended April 20, 2022, June 3, 2022, September 30, 2022, December 30, 2022, March 31, 2023, and June 30, 2023, with two directors and two officers. Pursuant to the Amendments, the maturity date of the Promissory Notes was extended to January 31, 2024. All other terms and conditions remain the same.

On January 31, 2024, we entered into four Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021, and December 22, 2021, and as amended April 20, 2022, June 3, 2022, September 30, 2022, December 30, 2022, March 31, 2023, June 30, 2023, November 1, 2023, and January 31, 2024, with two directors and two officers. Pursuant to the Amendments, the maturity date of the Promissory Notes was extended to July 31, 2024, and a waiver in the event of default was added and extended to the maturity date. All other terms and conditions remain the same.

At April 30, 2024 and July 31, 2023, we had $18,847 and $16,058, respectively, of accrued interest related to these Promissory Notes.

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

On March 13, 2024, we entered into Amendment No. 2 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the $200,000 amortization payment due March 13, 2024, was extended to September 13, 2024, and the maturity date was extended to December 13, 2024.

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

On March 14, 2024, Mast Hill converted their outstanding warrant for 2,778,778 shares of our common stock in a cashless exercise, which resulted in the issuance of 1,926,713 shares of our common stock at an exercise price of $0.072 per share. Following this exercise, Mast Hill had warrants exercisable for 14,666,667 shares of our common stock at $0.072 per share.

Following these repayments and conversions, at April 30, 2024, there was $499,667 of principal and $14,100 of accrued interest and warrants exercisable for 14,666,667 shares of our common stock outstanding.

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

Notes Payable

The following notes payable were outstanding:

	April 30, 2024	July 31, 2023
Convertible note issued to LGH due June 30, 2024, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.12 per share	$1,035,000	$1,055,000
Promissory notes issued to officers and directors due July 31, 2024, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	125,000
Accredited investor promissory note due August 11, 2024, with an interest rate of 10% per annum and convertible into Oragenics common stock held by us at $2.50 per share	50,000	–
Note purchase agreement issued to two accredited investors due August 15, 2024, with an interest rate of 12% per annum	–	150,000
ClearThink convertible promissory note due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	–	175,000
Mast Hill convertible promissory note due December 13, 2024, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	920,000
	1,684,667	2,425,000
Unamortized debt discount and closing costs	(84,123)	(246,866)
Unamortized beneficial conversion feature	–	(33,474)
	$1,600,544	$2,144,660

Note 7.       Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At April 30, 2024, 17,975,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and 330,000 shares remained available for future awards. In addition, as of April 30, 2024, awards covering a total of 7,775,000 shares of our common stock have been granted outside the 2021 Plan.

Stock Options

Stock option activity during the nine months ended April 30, 2024 was as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at July 31, 2023	11,795,000	$0.34
Options granted	6,025,000	0.10
Options expired or canceled	(750,000)	0.25
Options outstanding at April 30, 2024	17,070,000	$0.26

All 6,025,000 options granted during fiscal 2024 were granted outside of the 2021 Plan.

Criteria used for determining the Black-Scholes value of options granted during the nine months ended April 30, 2024 were as follows:

Expected stock price volatility	147% – 160%
Risk free interest rate	3.84% - 4.72%
Expected life of options (years)	5 - 10
Expected dividend yield	–

Restricted Stock Units (“RSUs”)

RSU activity during the nine months ended April 30, 2024 was as follows:

	Number of	Weighted Average
	RSUs	Exercise Price
RSUs outstanding at July 31, 2023	3,055,554	$0.28
RSUs vested	(3,055,554)	0.28
RSUs outstanding at April 30, 2024	–	$–

Warrants

Warrant activity during the nine months ended April 30, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2023	14,558,607	$0.50
Warrants issued	12,444,445	0.07
Warrants exercised	(3,537,103)	0.07
Warrants canceled	(1,240,675)	0.07
Warrants outstanding at April 30, 2024	22,225,274	$0.28

During the year ended July 31, 2023, we issued warrants which contained a down-round provision. The provision was triggered, resulting in the issuance of an additional 12,444,445 warrants during the quarter ended January 31, 2024. See Note 6 for additional information.

Unrecognized Compensation Costs

At April 30, 2024, we had unrecognized stock-based compensation of $288,322, which will be recognized over the weighted average remaining vesting period of 0.39 years.

Note 8. Research and Development Rebate

We incurred expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate which were recorded as an offset to research and development expense as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Research and development expense offset	$–	$16,999	$53,578	$340,262

Note 9.       Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if converted method for convertible debt and convertible preferred stock. Dilutive potential common shares include outstanding stock options and other stock-based awards as well as convertible debt.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders used for basic earnings (loss) per share	$(842,341)	$(1,284,104)	$11,833,735	$(5,105,412)
Add back convertible debt interest	–	–	147,422	–
Add back convertible debt amortization	–	–	284,665	–
Add back deemed dividend	–	–	63,455	–
Net income (loss) attributable to common stockholders used for diluted earnings (loss) per share calculations	$(842,341)	$(1,284,104)	$12,329,277	$(5,105,412)

Weighted average outstanding shares of common stock used for basic earnings (loss) per share	103,789,222	83,162,747	94,496,866	81,835,188
Dilutive effect of convertible debt	–	–	18,046,122	–
Dilutive effect of warrants	–	–	1,308,328	–
Dilutive effect of stock options	–	–	44,291	–
Common stock and common stock equivalents used for diluted earnings (loss) per share	103,789,222	83,162,747	113,895,608	81,835,188

Earnings (Loss) Per Share
Basic	$(0.01)	$(0.02)	$0.13	$(0.06)
Diluted	$(0.01)	$(0.02)	$0.11	$(0.06)

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Options to purchase common stock	17,070,000	10,820,000	16,620,000	10,820,000
Shares issuable upon conversion of convertible notes and related accrued interest	18,046,122	14,520,000	–	14,520,000
Warrants to purchase common stock	22,225,274	13,558,607	9,558,607	13,558,607
Unvested restricted stock units	–	3,488,888	–	3,488,888
Total potentially dilutive securities	57,341,396	42,387,495	26,178,607	42,387,495

Note 10.      Common Stock

Lincoln Park

Lincoln Park Capital Fund, LLC (“LPC”) purchased 600,000 shares at an average price of $.098 per share for total proceeds to us of $55,620 during the nine months ended April 30, 2024, pursuant to the LPC Purchase Agreement. At December 31, 2023, the LPC Purchase Agreement expired.

Mast Hill

On August 7, 2023, Mast Hill converted their outstanding warrant exercisable for 2,000,000 shares in a cashless exercise, which resulted in the issuance of 1,610,390 shares of our common stock at an exercise price of $0.075 per share. Following this conversion, no shares remained available pursuant to this warrant.

On March 14, 2024, Mast Hill converted their outstanding warrant for 2,778,778 shares of our common stock in a cashless exercise, which resulted in the issuance of 1,926,713 shares of our common stock at an exercise price of $0.072 per share. Following this exercise, Mast Hill had warrants exercisable for 14,666,667 shares of our common stock at $0.072 per share.

During the first nine months of 2024, Mast Hill converted a total of $225,437 of principal, $16,013 of accrued interest and $8,750 of fees into 3,197,000 shares of our common stock. See Note 6.

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

Accredited Investors Note Purchase Agreement

On December 29, 2023, the accredited investors provided notice to convert their notes. On January 26, 2024, we converted a total of $500,000 of principal plus accrued interest of $28,767 for a total of $528,767 into 7,343,989 shares of our common stock at $0.072 per share. No amounts remained outstanding pursuant to this note purchase agreement at April 30, 2024.

11.        Related Party Transactions

Due to Officers

The following amounts were due to officers for reimbursement of expenses and were included in accounts payable within the accompanying Condensed Consolidated Balance Sheets:

	April 30, 2024	July 31, 2023
Joseph M. Redmond, CEO	$–	$688
Christine Farrell, CFO	–	1,633
	$–	$2,301

The amount of unpaid salary and bonus due to our officers was included in accrued wages within the accompanying Condensed Consolidated Balance Sheets and was as follows:

	April 30, 2024	July 31, 2023
Joseph M. Redmond, CEO	$1,037,877	$935,831
Christine Farrell, CFO	314,463	257,771
	$1,352,340	$1,193,602

Promissory Notes

See Note 6 for a discussion of promissory notes payable to officers and directors.

Note 12.      Commitments and Contingencies

We are a party to a lawsuit in Superior Court, Kent County in the State of Rhode Island entitled Robert Hainey v. Vdex Diabetes Holdings, Inc. et. al, Case No. KC-2023-0952. Robert Hainey, the plaintiff filed suit against defendants Vdex Diabetes Holdings Inc. and William McCullough. On December 9, 2023, defendant Vdex Diabetes Holdings Inc. (“VDH”) filed a Third-Party Complaint against us alleging the existence of an agreement between the VDH Chief Executive Officer, William McCullough and our Chief Executive Officer, Michael Redmond, to pursue a merger of the two companies. VDH alleges as part of these negotiations VDH agreed to suspend all negotiations with all other suitors in order to pursue the merger with us. VDH alleges that we, along with Hainey, represented that we would provide capital as consideration for VDH’s undertaking and to continue its growth and expansion. VDH alleges Hainey provided VDH with $20,000. VDH contends they relied upon Hainey’s and our representations to their detriment as they incurred substantial expense exhausting all of the $20,000. We have retained Tarro & Marotti Law Firm, LLC of Warwick, Rhode Island. On February 8, 2024, a motion to dismiss was entered in the Kent County Superior Court of Rhode Island and a notice of hearing will be held on July, 8, 2024, in the Kent County Superior Court. As no timely objection has been filed to date, we believe the motion to dismiss will be granted and no monetary award will be awarded to the plaintiff.

Note 13.      Subsequent Events

Management has performed a review of all events and transactions occurring after April 30, 2024 through the date the accompanying unaudited interim condensed consolidated financial statements were available to be issued for items that would require adjustment to or disclosure in the accompanying unaudited interim condensed consolidated financial statements, noting no such events or transactions.

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

Overview

Our business model is to develop or acquire unique medical related products, engage third parties to develop and manufacture such products and then distribute the products through various distribution channels, including third parties. We have two different technologies in research and development stage ; the CardioMap® heart monitoring and screening device, and the Save a Life choking rescue device. To date, none of our product candidates have received regulatory clearance or approval for commercial sale.

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

Recent Funding

LPC Purchase Agreement Draws

During the nine months ended April 30, 2024, LPC purchased a total of 600,000 shares of our common stock for total proceeds of $55,620 pursuant to the August 14, 2020, LPC Purchase Agreement. At December 31, 2023, the LPC Purchase Agreement expired.

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

See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

Going Concern

See Note 1 of Notes to Financial Statements.

Significant Accounting Policies and Use of Estimates

During the nine months ended April 30, 2024, there were no significant changes to our significant accounting policies and estimates are described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2023, filed with the Securities and Exchange Commission on October 30, 2023.

Results of Operations

We do not currently sell or market any products and did not have any revenue in the three or nine month periods ended April 30, 2024 or 2023. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended April 30,		$	%
	2024	2023	Change	Change
Research and development expense	$–	$35,040	$(35,040)	-100%
Stock-based compensation	51,483	553,964	(502,481)	-91%
General and administrative expense	320,888	505,606	(184,718)	-37%
Loss from operations	(372,371)	(1,094,610)	722,239	-66%

Loss on investment	(367,929)	–	(367,929)	-100%
Interest expense	(102,227)	(189,415)	87,188	-46%
Other income (expense), net	186	(77)	263	342%
Net loss	(842,341)	(1,284,102)	441,761	-34%
Deemed dividend	–	–	–	–
Net loss attributable to common stockholders	$(842,341)	$(1,284,102)	$441,761	-34%
Basic net loss per share attributable to common stockholders	$(0.01)	$(0.02)	$(0.01)	-59%
Diluted net loss per share attributable to common stockholders	$(0.01)	$(0.02)	$(0.01)	-59%

	Nine Months Ended April 30,		$	%
	2024	2023	Change	Change
In-process research and development expense	$–	$170,000	$(170,000)	-100%
Research and development expense	65,766	393,144	(327,378)	-83%
Stock-based compensation	1,051,671	1,993,631	(941,960)	-47%
General and administrative expense	1,259,606	2,102,132	(842,526)	-40%
Loss from operations	(2,377,043)	(4,658,907)	2,281,864	-49%

Gain on sale of assets	16,400,687	–	16,400,687	100%
Loss on investment	(1,700,909)	–	(1,700,909)	100%
Interest expense	(434,689)	(454,907)	20,218	-4%
Other income, net	9,144	8,402	742	9%
Net income (loss)	11,897,190	(5,105,412)	7,172,604	140%
Deemed dividend	(63,455)	–	(63,455)	-100%
Net income (loss) attributable to common shareholders	$11,833,735	$(5,105,412)	$16,939,147	332%
Basic net income (loss) per share attributable to common stockholders	$0.13	$(0.06)	$0.19	301%
Diluted net income (loss) per share attributable to common stockholders	$0.11	$(0.06)	$0.18	289%

In-Process Research and Development

In-process research and development in the nine-month period ended April 30, 2023, relates to the value of the 1,000,000 shares of our Common Stock with a value of $0.17 per share issued to Prevacus in connection with a November 2022 Option Agreement.

Research and Development Expense

Our Research and development expense includes expenses related to our current projects, including, clinical research, design and manufacturing, formulation, regulatory and consultants.

The decreases in Research and development expense were due to the following:

	Three months ended	Nine months ended
	April 30, 2024 compared to three months ended	April 30, 2024 compared to three months ended
	April 30, 2023	April 30, 2023
Increase (decrease) in:
Consultants	$(12,960)	$35,237
Phase I clinical trial	(42,987)	(658,857)
Australian research and development rebate	20,907	290,592
Phase II clinical trial	–	10,000
Regulatory	–	(4,350)
	$(35,040)	$(327,378)

The decreases in the Phase I clinical trial and the Australian research and development rebate in the nine months ended April 30, 2024, compared to the nine months ended April 30, 2023, were the result of the completion of the dosing of subject in the first quarter of fiscal 2023. No additional expenses are expected related to ONP-002 as a result of the sale of the asset to Oragenics.

Stock-Based Compensation

The decreases in Stock-based compensation for the three and nine months ended April 30, 2024, compared to the same periods of 2023 were due to fewer grants and unvested awards outstanding.

General and Administrative Expense

Our General and administrative expense includes salaries and related benefits for employees, business development and investor relations activities, legal and professional fees, and administrative costs related to maintaining compliance as a public company.

The changes in General and administrative expense were due to the following:

	Three months ended April 30, 2024 compared to three months ended	Nine months ended April 30, 2024 compared to three months ended
	April 30, 2023	April 30, 2023
Increase (decrease) in:
Business development and investor relations	$(16,525)	$(650,443)
Consulting fees	(24,000)	(71,000)
Insurance expense	(3,750)	(8,125)
Legal and professional fees	(45,902)	9,958
Public Company Expense	(4,413)	25,620
Travel	(8,006)	(21,630)
Wages	(59,249)	(114,335)
Other	(22,873)	(12,571)
	$(184,718)	$(842,526)

The decreases in the current fiscal year periods compared to the prior fiscal year were primarily a result of the decreases in business development activities due to limited resources and fewer employees.

Gain on Sale of Asset

The gain on sale of asset in the nine months ended April 30, 2024 relates to our sale of our drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device to Oragenics in December 2023.

Loss on Investment

Loss on investment in the three and nine months ended April 30, 2024 relates to the revaluation of the common stock of Oragenics held as an investment.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Weighted average debt outstanding	$1,660,778	$2,263,933	$1,778,993	$1,937,564
Weighted average interest rate	8.29%	5.7%	7.74%	7.8%

The decrease in the weighted average debt outstanding for the three and nine months ended April 30, 2024, was due to the conversion of convertible debt agreements with Mast Hill, ClearThink and the two accredited investors.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent debt and equity financings.

The following table sets forth the primary sources and uses of cash:

	Nine Months Ended April 30,
	2024	2023
Net cash used in operating activities	$(1,151,509)	$(1,354,850)
Net cash provided by (used in) investing activities	1,000,000	(8,038)
Net cash provided by financing activities	180,724	1,291,588

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

Debt

The following notes payable were outstanding:

	April 30, 2024	July 31, 2023
Convertible note issued to LGH due June 30, 2024, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.12 per share	$1,035,000	$1,055,000
Promissory notes issued to officers and directors due July 31, 2024, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	125,000
Accredited investor promissory note due August 11, 2024, with an interest rate of 10% per annum and convertible into Oragenics common stock held by us at $2.50 per share	50,000	–
Note purchase agreement issued to two accredited investors due August 15, 2024, with an interest rate of 12% per annum	–	150,000
ClearThink convertible promissory note due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	–	175,000
Mast Hill convertible promissory note due December 13, 2024, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	920,000
	1,684,667	2,425,000
Unamortized debt discount and closing costs	(84,123)	(246,866)
Unamortized beneficial conversion feature	–	(33,474)
	$1,600,544	$2,144,660

Australian Research and Development Rebate

In the first nine months of fiscal 2024, we incurred $43,092 of expenses related to our Phase I clinical trial of our concussion drug device combination that are eligible for the Australian research and development rebate for a rebate due of $20,900, which was recorded as an offset to Research and development expense.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below, our disclosure controls and procedures were not effective.

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended April 30, 2024, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the six months ended April 30, 2024, to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2023. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2023, are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 5.	Other Information

During the quarter ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 14, 2024.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

