Form 10-K
period 2024-07-31
Odyssey Health, Inc.
filed 2024-11-13
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price ($0.08) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (January 31, 2024).	$6,881,266

Number of shares of common stock outstanding as of November 13, 2024	96,709,763

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

ODYSSEY HEALTH, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2024

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

Asset Purchase Agreement with Oragenics, Inc.

On October 4, 2023, we entered into an Asset Sale Agreement (the “Agreement”) with Oragenics, which closed on December 28, 2023. Pursuant to the Agreement, we sold certain assets related to the treatment of brain related illnesses and diseases (the “Assets”) with a total carrying value of $48,367 to Oragenics in exchange for (i) $1,000,000 in cash; (ii) 8,000,000 shares of convertible Series F preferred stock; and (iii) the assumption of $325,672 of our accounts payable. The total value of consideration received was $16,449,054, which resulted in a gain of $16,400,687.

The Assets include drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device.

We received $500,000 upon the execution of the Agreement on October 4, 2023, and received the additional $500,000 on December 11, 2023, upon our stockholder approval for the sale of the Assets. Following the closing of the Agreement on December 28, 2023, we received 8,000,000 shares of Series F preferred stock. Upon receipt, 511,308 shares of the Series F preferred stock, which represented 19.9% of the then outstanding shares of Oragenics common stock, converted into 511,308 shares of Oragenics restricted common stock. The Oragenics restricted common stock became freely tradeable on June 28, 2024, subject to Rule 144 restrictions and limitations that limit us from selling no more than an amount equal to the greater of (i) 1% of the total shares of Oragenics common stock outstanding or (ii) the average of the previous four-week trading volume during each quarterly period.

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

See Notes 4 and 6 of Notes to Consolidated Financial Statements for additional information.

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

Our objective is to eventually grow revenue through marketing and sales of each of our product candidates, CardioMap® and Save a Life and our 50% ownership 50% ownership in unique neurosteroid drug compound intended to treat rare brain disorders. Although no assurances can be given, management anticipates company growth from the following areas:

1)	Distribution or License Agreements. Once any of our products in development are approved by the appropriate regulatory agency we will enter into distribution agreements with companies who have sales professionals with experience selling through a variety of sales methods. These distribution agreements will allow us to achieve sales and revenue more quickly in the medical products industries.

2)	Identify and develop our products for additional proprietary uses. When funding allows, we intend to pursue development of CardioMap® technology for use in other areas of the human body, such as the brain, liver and kidney. We also intend to utilize our proprietary nasal delivery system to deliver other drugs to the brain to treat brain related medical issues.

3)	The development and acquisition of new products. We intend to pursue the development and acquisition of other product candidates and market any new products, if cleared or approved. We intend, as capital resources permit, to develop such opportunities if and when they present themselves.

4)	Seek partners to assist in the further development of our drug device combination products. We intend to seek partners to assist with the further development and clinical trials of our technologies. Partnerships could be in the form of government grants or from industry pharmaceutical companies who have an interest in brain related drug therapies.

We currently have no products authorized for commercial distribution in the United States, Europe or any other country. We have development programs for our devices, which are in various stages of development. Due to funding constraints and market conditions, the CardioMap and the Save-a-Life choking rescue device programs have been suspended. All of our products require regulatory clearance or approvals, and we cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency. FDA clearance or approval to market the products will be required to sell in the United States.

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

About Save-a-Life

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

We have not generated any revenue or profit from operations since our inception. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We are currently in discussions with a number of institutional and private investors who could provide the capital required for our ongoing operations. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended July 31, 2024, our net loss allocable to common stockholders was $905,771, and we had an accumulated deficit of $61,003,146 at July 31, 2024. As of July 31, 2024, we had current liabilities of $5,919,895, current assets of $56,943, and a working capital deficit of $5,862,952. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

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

Oragenics will need to raise additional capital to fund the development and commercialization of our product candidates and to operate their business. Oragenics’ operating expenses could increase, both due to additional employment costs and operating costs required to pursue the development of the Odyssey’s assets. In order to support the initiatives envisioned in the business plan, Oragenics will need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. If Oragenics operations expand faster or at a higher rate than currently anticipated, Oragenics may require additional capital sooner than they expect. We are unable to provide any assurance or guarantee that additional capital will be available when needed by Oragenics or that such capital will be available under terms acceptable to Oragenics or on a timely basis.

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

The product candidate ONP-002 (the concussion asset) which is in development under Oragenics, is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that ONP-002 will be approved for commercial use.

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

Additionally, since Oragenics operates with limited resources and staff, Oragenics’ attention and resources will be diverted away from other protocols which may result in further delays in the development and commercialization of such programs and the diminution of our investment.

We will need to achieve commercial acceptance of our products, if cleared or approved, to generate revenues and achieve profitability.

Superior products may be introduced that compete with the Oragenics’ assets, which would diminish or extinguish the uses for the products candidates acquired by Oragenics, if cleared or approved. We cannot predict when significant commercial market acceptance for such products, if cleared or approved, will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept such products, then Oragenics may not be able to generate revenue from them. Oragenics revenue growth and achievement of profitability will depend substantially on Oragenics ability to introduce new products that are accepted by customers. Oragenics competitors in the industry are predominantly large companies with longer operating histories, with significantly easier access to capital and other resources and an established product pipeline than Oragenics. There can be no assurance that Oragenics will be able to establish ourselves in their targeted markets, or, if established, that Oragenics will be able to maintain market position, if any. Oragenics’ commercial opportunity may be reduced if their competitors develop new or improved products that are more convenient, more effective or less expensive than our product candidates are. Competitors may also obtain FDA or other regulatory marketing authorization for their products more rapidly or earlier than Oragenics may obtain marketing authorization, which could result in their competitors establishing a strong market position before Oragenics is able to enter the market. If Oragenics is unable to cost-effectively achieve acceptance of their products by customers, or if Oragenics products do not achieve wide market acceptance, then their business, and consequently our investment in Oragenics’ business will be materially and adversely affected.

The products candidates Oragenics acquired from Odyssey are still in development, and Odyssey has not obtained authorization from any regulatory agency to commercially distribute such products in any country and we may never obtain such authorizations.

Oragenics currently has no products authorized for commercial distribution in either the United States, Europe, or any other country. Similarly, the products candidates Oragenics acquired from us are still in development. Like the product candidates Oragenics is developing, the Purchased Assets require regulatory clearance or approvals. Oragenics cannot begin marketing and selling product candidates until they obtain applicable authorizations from the applicable regulatory agencies. The process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity, and novelty of a product candidate. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

The FDA has substantial discretion in the review process and may refuse to accept Oragenics’ application or may decide that data is insufficient to grant the request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities. Any marketing authorization from the FDA Oragenics ultimately obtains may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If Oragenics attempts to obtain marketing authorization are unsuccessful, Oragenics may be unable to generate sufficient revenue to sustain and grow their business, and Oragenics’ business, financial condition, results of operations, and consequently, the value of our equity will be materially adversely affected.

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

The loss of the services of any of these individuals could harm Oragenics’ ability to successfully pursue the development of the Purchased Assets. If any of Oragenics’ executive officers or key employees left or became seriously injured and unable to work and they were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, Oragenics may be unable to manage our business, which could harm their operating results and financial condition.

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

The Save-a- Life® choking rescue device is in the development stage and has not been approved or cleared for commercial use. Further development is required, and the final product will require FDA approval or clearance. There is no guarantee that the device will be approved or cleared for commercial use.

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

We plan to conduct research and development of health-related technologies. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development require significant amounts of capital and take an extremely long time to reach commercial viability, if at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that some of our future product candidates will never be successfully developed. If we are unable to successfully develop new products, we may be unable to generate new revenue sources or build a sustainable or profitable business.

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

We currently only have two product candidates, which are still in development, and we have not obtained authorization from any regulatory agency to commercially distribute the products in any country and we may never obtain such authorizations.

We currently have no products authorized for commercial distribution in either the United States, Europe or any other country. We are developing the devices and pharmaceutical drugs which require regulatory clearance or approvals, we cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency. The process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product candidate. Changes in regulatory policy, changes in, or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

The FDA has substantial discretion in the review process and may refuse to accept our application or may decide that our data is insufficient to grant the request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities. Any marketing authorization from the FDA we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If our attempts to obtain marketing authorization are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be materially adversely affected.

We face significant competition in an environment of rapid technological change, and our competitors may develop products that are more advanced or more effective than ours , which may adversely affect our financial condition and our ability to successfully market our products.

Our competitors in the industry are predominantly large companies with longer operating histories, with significantly easier access to capital and other resources and an established product pipeline than us. There can be no assurance that we will be able to establish ourselves in our target markets, or, if established, that we will be able to maintain our market position, if any. Our commercial opportunity may be reduced if our competitors develop new or improved products that are more convenient, more effective or less expensive than our product candidates are. Competitors also may obtain FDA or other regulatory marketing authorization for their products more rapidly or earlier than we may obtain marketing authorization for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We will depend on our third-party contract manufacturing partner to manufacture and supply our devices and drugs for clinical and commercial purposes. Additionally, we will depend on a different third-party distribution partner to warehouse and ship our products, if cleared or approved, to customers. Our reliance on a third-party manufacturer and a distribution provider to supply us with our drug and devices and to provide such other distribution services exposes us to risks that could delay our sales or result in higher costs or lost product revenues. In addition, manufacturers could encounter difficulties in securing long-lead time components, achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of our commercially available product, if cleared or approved, to meet market demand. Our third-party manufacturer or distributor may also fail to follow and remain in compliance with FDA regulations which could lead to significant delays in the availability of materials for our product candidates or products, if cleared or approved and/or FDA enforcement actions against them and/or us.

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

Our ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that we may develop in the future. We intend to protect our proprietary rights by relying on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of our intellectual property:

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

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name Odyssey Health, Inc. Domain names are generally regulated by Internet regulatory bodies, are subject to change, and, in some cases, may be superseded, in some cases by by-laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another’s trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

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

We regard our intended and future intellectual property as important to our success, and we intend to rely on patent law to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our devices or products or reverse engineer or obtain and use information that we regard as proprietary. We may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all or whether any patents we receive will be challenged or invalidated. Thus, we cannot assure you that any intellectual property rights that we may receive can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Our means of protecting any proprietary rights we may receive in the United States or abroad may not be adequate and competitors may independently develop a similar technology. Any failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to various litigation claims and legal proceedings, including intellectual property litigation, such as patent infringement claims, which could adversely affect our business.

We, as well as our directors and officers, may be subject to claims or lawsuits. These lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease portions of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted.

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

Our research and development activities and the manufacturing and marketing of our product candidates and products, if cleared or approved, are subject to the laws, regulations, and guidelines in the United States and other countries in which the products will be marketed,. Specifically, in the United States, the FDA regulates, among other areas, new medical device clearances and approvals and the development and commercialization of prescription drugs.

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

Even if granted, a 510(k) clearance, de novo classification and clearance, or pre-market approval for any future product may place substantial restrictions on how our device or drug is marketed or sold, and the FDA will continue to place considerable restrictions on our products and operations. The manufacture, distribution and sale of medical devices and drugs must comply with extensive laws and regulations, including those relating to registration and listing, labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. If we or our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

For our pharmaceutical product candidates, we are required to submit an Investigational New Drug Application, or IND, the contents of which are subject to discussions with the FDA and include, among other things, results of preclinical studies and other testing, manufacturing information, proposed clinical trial protocols and a general investigational plan. We cannot begin any clinical trials in the United States until 30 days after the IND has been accepted by the FDA. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, or cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring the safety and the effectiveness of criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent Investigational Review Board, or IRB, for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations and/or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, with respect to the foregoing, such as an inadequate demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Delays can be costly and could negatively affect our ability to complete a clinical trial and may allow our competitors to bring products to market before we do, which could impair our ability to receive marketing authorization and successfully commercialize our products. If we are unable to complete such planned clinical trials, or are unsuccessful in doing so, we may be unable to advance our product candidates to regulatory authorization and commercialization, which would harm our business, financial condition, and results of operations.

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

Our communications regarding product candidates, even while in development, are subject to extensive government scrutiny. We may be subject to governmental, regulatory and other legal proceedings related to advertising, promotion, and marketing, and communications with study subjects and healthcare professionals, which could have a significant negative effect on our business.

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

We currently do not maintain product liability insurance as we do not have marketed products. At the time we require it, we may be unable to maintain sufficient product liability insurance.

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

We face an inherent risk of product liability as a result of the preclinical and future clinical testing of our product candidates and will face an even greater risk when and if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during preclinical or clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased or interrupted demand for our products;
•	injury to our reputation;
•	withdrawal of clinical trial participants and inability to continue our clinical trials;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

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

If we are successful in acquiring and developing medical products and as we grow our business, our inability to manage such growth could harm our business.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of July 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year ended July 31, 2024, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal control, which management considers to be material weaknesses. A material weakness in the effectiveness of our internal control over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

Our Articles of Incorporation provide that the following actions and proceedings may only be brought in the courts located in the State of Nevada: (i) derivative actions brought on behalf of the company, (ii) any action asserting breach of fiduciary duty by the directors or officers, (iii) any action brought under the Business Associations, Securities and Commodities statutes of the State of Nevada, and (iv) actions asserting a claim under the internal affairs doctrine. No court has determined that such provisions are enforceable in Nevada, and we may be forced to defend proceedings brought in other states if such provision is ruled unenforceable. If enforceable, claims covered by this provision may be maintained in the courts of the State of Nevada only if such courts have personal jurisdiction over the defendants. If the State of Nevada does not have personal jurisdiction over any named defendant, this provision may have the effect of preventing the prosecution of any claim. Additionally, stockholders may initiate such actions only in the State of Nevada, stockholders will be required to incur additional costs and expense such as engaging legal counsel authorized to practice in Nevada. Moreover, the laws of the State of Nevada may be more favorable to us or our management than the laws of the state in which any stockholder resides.

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

We may find that the costs of carrying out our plan of operations are greater than we anticipate. We expect our expenses to increase over time in connection with our ongoing activities, particularly if and as we invest in marketing and distribution capabilities in support of developing and potentially commercializing our products in the U.S., if cleared or approved; make improvements to product design; launch the ONP-002 trial or conduct other trials of the products, subject to discussion with the FDA; pursue regulatory clearances and approvals; maintain, expand and protect our intellectual property portfolio; engage third party manufacturers; and add additional personnel. Increased operating costs may cause the amount of financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have fewer funds with which to carry out our plan of operations, which could result in the failure of our business.

We are heavily dependent upon the ability and expertise of our management team and the loss of such individuals could have a material adverse effect on our business, operating results or financial condition.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions (including ransomware attacks) over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No network or system can ever be completely secure, and the risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including, but not limited to, computer hackers, foreign governments, and cyber terrorists, have generally increased as the number, intensity and sophistication of attempted attacks, and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in operations, reputation, or a material disruption of our development programs for an indeterminate period of time. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In some cases, data cannot be reproduced. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our devices and drugs or any future product candidate could be delayed. If a security breach results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks.

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

Our common stock is quoted for trading on the OTCQB Marketplace. Should we fail to satisfy the fully reporting eligibility standards of OTC Markets, the trading price of our common stock could continue to suffer, and the trading market for our common stock may become less liquid and our common stock price may be subject to increased volatility.

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

A reverse split of our common stock could decrease our total market capitalization and increase, and may continue to increase, the volatility of our stock price.

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

A reverse stock split could increase our authorized but unissued shares of common stock, which could negatively impact a potential investor.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

Our management recognizes the impact that cybersecurity threats could have on our business operations, our compliance with regulations and our reputation. We have identified cybersecurity as a critical business risk as part of our overall risk management strategy. We have implemented an information security management system in accordance with our risk profile and business that is designed to protect us, our employees, and our shareholders from cybersecurity threats. Our managed security services provider helps us implement additional security controls, as necessary, including malware protection and network security tools. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information, see Item 1A. Risk Factors.

Item 2.	Properties

As of July 31, 2024, we own no real property and lease minimal office space. Our principal address is located at 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, Nevada, 89102.

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

	High	Low
Fiscal Year Ended July 31, 2024
Fourth Quarter	$0.07	$0.02
Third Quarter	0.10	0.02
Second Quarter	0.16	0.06
First Quarter	0.24	0.07

Fiscal Year Ended July 31, 2023
Fourth Quarter	$0.15	$0.06
Third Quarter	0.17	0.07
Second Quarter	0.39	0.12
First Quarter	0.51	0.12

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of November 13, 2024, 96,709,763 shares of our common stock were outstanding. There are approximately 2,500 stockholders of record.

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

Recent Sales of Unregistered Securities

Unreported sales of unregistered securities were as follows:

On September 29, 2023, we granted a non-employee consultant 250,000 stock options at $0.078 per share. These options expire September 24, 2028.

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

On January 31, 2024, we issued 12,444,445 warrants exercisable at $0.072 per share having a total value of $63,455. These warrants expire December 13, 2027.

On April 30, 2024, we granted two non-employee consultants a total of 2,250,000 stock options at $0.10 per share. These options expire April 29, 2029.

On June 28, 2024, we granted a non-employee consultant 2,500,000 stock options at $0.10 per share. These options expire June 27, 2029.

The stock options granted to non-employee consultants were in exchange for services provided in an amount equal to the fair value of awards granted.

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

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our limited operating history and lack of revenue, on which to evaluate our ability to achieve our business objective and projected cash needs and our expected future revenues, operations and expenditures;
•	our potential ability to obtain additional financing on favorable terms;
•	our public securities’ potential liquidity and trading;
•	the extent to which we acquire or invest in businesses, products, and technologies; the scope, progress, results and costs of our clinical trials for our drug candidates and medical devices;
•	our ability to successfully integrate our acquired products and technologies into our business, including the possibility that we will not fully realize the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•	the safety and efficacy of our product candidates;
•	the progress and timing of clinical trials;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the timing of submissions to, and decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory agencies, related to our product candidates to the satisfaction of the FDA and such other regulatory agencies;
•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property or regulatory exclusivity protection of our product candidates and the ability to operate our business without infringing on the intellectual property rights of others;
•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;
•	the emergence of competing technologies and other adverse market developments;
•	changes in accounting standards; and
•	the other risks and uncertainties discussed herein and in our other filings with the SEC.

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

Upon receiving adequate funding, we plan to license and develop our products and identify other product potentials we can develop or acquire. We will then engage third-party research and development firms that specialize in creating products to assist us, and we will apply for trademarks and patents at appropriate product development advances.

Recent Funding

Accredited Investor Promissory Note

In August 2024, we entered into a one-year, $300,000 promissory note with an interest rate of 18% per annum due August 14, 2025.

Accredited Investor Promissory Note

On February 13, 2024, we entered into a six-month, $50,000 promissory note with an accredited investor, with an interest rate of 10% per annum and due August 11, 2024 and convertible into 20,000 shares of Oragenics common stock currently held by us at the investor’s option. In June 2024, this note was amended to provide for settlement of the note by issuing the accredited investor 30,000 shares of Oragenics common stock currently held by us at the investor’s option. As of the date of this filing, this note remains outstanding.

LPC Purchase Agreement Draws

During the year ended July 31, 2024, LPC purchased a total of 600,000 shares of our common stock for total proceeds of $55,620 pursuant to the August 14, 2020, LPC Purchase Agreement. At December 31, 2023, the LPC Purchase Agreement expired.

Asset Agreement with Oragenics, Inc.

On October 4, 2023, we entered into an Asset Sale Agreement (the “Agreement”) with Oragenics, which closed on December 28, 2023. Pursuant to the Agreement, we sold certain assets related to the treatment of brain related illnesses and diseases (the “Assets”) with a total carrying value of $48,367 to Oragenics in exchange for (i) $1,000,000 in cash; (ii) 8,000,000 shares of convertible Series F preferred stock; and (iii) the assumption of $325,672 of our accounts payable. The total value of consideration received was $16,449,054, which resulted in a gain of $16,400,687.

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

See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Results of Operations

We do not currently sell or market any products and we did not have any revenue for the years ended July 31, 2024 or 2023. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Fiscal Year Ended July 31,		$	%
	2024	2023	Change	Change
In-process research and development expense	$–	$170,000	$(170,000)	100%
Research and development expense	55,166	201,329	(146,163)	-73%
Stock-based compensation	577,805	2,820,311	(2,242,506)	-80%
General and administrative expense	1,506,641	2,122,375	(615,734)	-29%
Gain on sale of assets	(16,400,687)	–	(16,400,687)	n/a
Gain (loss) from operations	14,261,075	(5,314,015)	19,575,090	-368%
Impairment of investment	(12,955,437)	–	(12,955,437)	n/a
Unrealized loss on investment	(1,638,743)	–	(1,638,743)	n/a
Interest expense	(518,476)	(614,083)	95,607	16%
Other income, net	9,265	8,677	588	7%
Net loss	(842,316)	(5,919,421)	5,077,105	-86%
Deemed dividend	63,455	–	63,455	n/a
Net loss attributable to common stockholders	$(905,771)	$(5,919,421)	$(5,013,650)	-85%
Basic net loss per share	$(0.01)	$(0.07)	$0.06	-87%
Diluted net loss per share	$(0.01)	$(0.07)	$0.06	-87%

In-Process Research and Development

In-process research and development in fiscal 2023 relates to the value of the 1,000,000 shares of our common stock with a value of $0.17 per share issued to Prevacus in connection with the November 2022 Option Agreement. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

Research and Development

Research and development relates to our current projects and includes expenses for clinical research, design and manufacturing, formulation, regulatory and consultants.

The change in Research and development was due to the following:

Fiscal Year Ended July 31, 2024 compared to Fiscal Year Ended July 31, 2023
Increase (decrease) in:
Consultants	$24,637
Phase I clinical trial	(452,321)
Australian research and development rebate	276,471
Phase II clinical trial	10,000
Regulatory	(4,950)
$(146,163)

The decreases in the Phase I clinical trial and the Australian research and development rebate in fiscal year 2024 compared to fiscal year 2023, were the result of the completion of the dosing of subject in the first quarter of fiscal 2023. No additional expenses are expected related to ONP-002 as a result of the sale of the asset to Oragenics.

In fiscal 2024, we earned a research and development rebate from the Australian government of $53,578 related to our Phase I clinical trial of our concussion drug device combination compared to $330,050 in fiscal 2023. These amounts were recorded as offsets to Research and development expense.

Stock-Based Compensation

The decrease in Stock-based compensation in fiscal year 2024 compared to fiscal year 2023 was due to fewer grants and unvested awards outstanding.

General and Administrative

General and administrative includes expenses related to salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The decrease in General and administrative was due to the following:

Fiscal Year Ended July 31, 2024 compared to Fiscal Year Ended July 31, 2023
Increase (decrease) in:
Business development and investor relations	$(247,268)
Consulting fees	(76,000)
Insurance expense	(11,875)
Legal and professional fees	(82,815)
Public company expense	25,820
Travel	(32,228)
Wages	(196,843)
Bad debt expense	27,833
Other	(22,358)
$(615,734)

The decrease in business development, investor relations and consulting fees was a result of decreased activities related to business development. Legal and professional fees decreased due to lower expense in the second half of fiscal 2024. The decrease in wages was due to lower employee headcount for the second half of 2024.

Gain on Sale of Asset

The gain on sale of asset in fiscal 2024 relates to our sale of our drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device to Oragenics in December 2023.

Impairment of Investment

Impairment of investment in fiscal 2024 relates to the revaluation to zero of the preferred stock of Oragenics held by us as an investment. See Notes 2 and 6 of Notes to Consolidated Financial Statements for additional information.

Unrealized Losses on Investment

Unrealized losses on investment in fiscal 2024 relates to the common stock of Oragenics held by us as an investment. See Notes 2 and 6 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of unamortized debt issuance costs and debt closing costs. Certain information regarding debt outstanding was as follows:

	Fiscal Year Ended July 31,
	2024	2023
Weighted average debt outstanding	$1,754,425	$2,003,425
Weighted average interest rate	8.09%	7.10%

The decrease in interest expense was due to lower weighted average debt outstanding, partially offset by a higher weighted average interest rate.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Fiscal Year Ended July 31,
	2024	2023
Net cash used in operating activities	$(1,215,210)	$(1,474,696)
Net cash provided by (used in) investing activities	1,000,000	(10,061)
Net cash provided by financing activities	180,724	1,449,088

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, we have suspended research and development activities until market conditions improve.

Cash used in investing activities was for a patent related to our ONP-002 drug device combination.

Debt

The following notes payable were outstanding:

	July 31, 2024	July 31, 2023
Convertible note issued to LGH due December 31, 2024, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,055,000
Promissory notes issued to officers and directors due December 31, 2024, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	125,000
Accredited investor promissory note due August 11, 2024, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock held by us. As of the date of this filing, this note remains outstanding.	50,000	–
Note purchase agreement issued to two accredited investors due August 15, 2024, with an interest rate of 12% per annum	–	150,000
ClearThink convertible promissory note due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	–	175,000
Mast Hill convertible promissory note due December 13, 2024, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	920,000
	1,684,667	2,425,000
Unamortized debt discount and closing costs	(38,134)	(246,866)
Unamortized beneficial conversion feature	–	(33,474)
	$1,646,533	$2,144,660

See Note 14 of Notes to Consolidated Financial Statements for information regarding a $300,000 promissory note entered into in August 2024.

Inflation

Inflation did not have a material impact on our business and results of operations during the periods being reported on.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Odyssey Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Health, Inc. (the Company) as of July 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended July 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2024 and 2023, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated deficit and negative cash flows from operations since inception and is currently dependent on the stockholders and lenders to fund operating activities. The management plan regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investments

As discussed in Note 2 to the financial statements, the Company’s investment in preferred stock is accounted for at cost minus impairments as it is not currently listed on a registered securities exchange and the Company reviews the investment at least annually or more often if there are indications of impairment.

We identified the valuation of the preferred stock to be critical audit matter. Assessment of the Company’s judgments regarding the use of specific valuation techniques, inputs and assumptions involved a high degree of subjective auditor judgment. Changes in these techniques, inputs and assumptions could have a significant impact on determining the fair value of the preferred stock for the purpose of determining if the preferred shares are impaired. In particular, the Company uses the current value of the underlying common stock then discounts the value based on the Black-Scholes Option Pricing Model. Additionally, the Company makes judgments relating to the life of the options used to determine the implied discount to determine the fair value of the preferred shares.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to management’s fair value model to determine the fair value of the preferred shares included:

•	Obtaining and reviewing the asset purchase agreement to understand the terms and conditions of the asset sale and restrictions on converting the preferred stock to common shares and subsequent sale of common shares.
•	Obtaining an understanding of management’s process for determining the valuation for preferred stock including evaluation of the appropriateness of the method selected by the Company, identifying the significant assumptions used to determine the fair value estimate, and the application of those assumptions in the related method.
•	Assessed management’s pricing model and tested the accuracy and completeness of the significant inputs used in the pricing model. Assessed the underlying source information where available and mathematical accuracy of the calculations.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2020.

Dallas, Texas

November 13, 2024

Odyssey Health, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31,
	2024	2023
Assets
Current assets:
Cash	$2,379	$36,865
Research and development rebate due from the Australian government	22,625	276,566
Prepaid expenses and other current assets	31,939	92,457
Total current assets	56,943	405,888

Intangible assets, net	–	49,905
Investment	529,203	–
Total assets	$586,146	$455,793

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,275,996	$1,797,656
Accrued wages	1,648,586	1,402,348
Accrued interest	223,754	142,032
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	125,000
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $38,134 and $280,340	1,546,533	2,019,660
Total current liabilities	5,919,895	6,611,722

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 500,000,000 shares authorized with 96,709,763 and 79,067,879 issued and outstanding as of July 31, 2024 and July 31, 2023, respectively	96,710	79,068
Additional paid-in capital	55,572,687	53,862,378
Accumulated deficit	(61,003,146)	(60,097,375)
Total stockholders’ deficit	(5,333,749)	(6,155,929)
Total liabilities and stockholders’ deficit	$586,146	$455,793

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended July 31,
	2024	2023
In-process research and development expense	$–	$170,000
Research and development expense	55,166	201,329
Stock-based compensation	577,805	2,820,311
General and administrative expense	1,506,641	2,122,375
Gain on sale of asset	16,400,687	–
Income (loss) from operations	14,261,075	(5,314,015)

Impairment of investment	(12,955,437)	–
Unrealized loss on investment	(1,638,743)	–
Interest expense	(518,476)	(614,083)
Other income, net	9,265	8,677

Net loss	(842,316)	(5,919,421)
Deemed dividend	(63,455)	–
Net loss attributable to common stockholders	$(905,771)	$(5,919,421)

Basic net loss per share attributable to common stockholders	$(0.01)	$(0.07)
Diluted net loss per share attributable to common stockholders	$(0.01)	$(0.07)

Shares used for basic net loss per share attributable to common stockholders	97,064,040	82,677,354
Shares used for diluted net loss per share attributable to common stockholders	97,064,040	82,677,354

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Deficit
Balances July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)
Stock-based compensation	1,850,000	1,850	575,955	–	577,805
Common stock issued in equity financing	600,000	600	55,020	–	55,620
Common stock issued in conversion of debt	11,754,781	11,756	990,867	–	1,002,623
Warrants issued in debt financing	–	–	28,448	–	28,448
Warrants exercised in connection with debt financing	3,537,103	3,536	(3,536)	–	–
Return of shares	(100,000)	(100)	100	–	–
Deemed dividend	–	–	63,455	(63,455)	–
Net loss	–	–	–	(842,316)	(842,316)
Balances July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Deficit
Balances July 31, 2022	77,860,563	$77,861	$49,456,476	$(54,177,954)	$(4,643,617)
Stock-based compensation	2,300,000	2,300	2,818,011	–	2,820,311
Common stock issued in equity financing	3,633,591	3,634	576,586	–	580,220
Common stock issued in conversion of debt	2,860,000	2,860	475,140	–	478,000
Common stock issued in debt financing	213,725	213	13,230	–	13,443
Common stock issued in option purchase agreement	1,000,000	1,000	169,000	–	170,000
Warrants issued in debt financing	–	–	345,135	–	345,135
Return of shares to treasury	(8,800,000)	(8,800)	8,800	–	–
Net loss	–	–	–	(5,919,421)	(5,919,421)
Balances July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(842,316)	$(5,919,421)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	1,538	3,416
Stock-based compensation	577,805	2,820,311
Gain on sale of asset	(16,400,687)	–
Impairment of investment	12,955,437	–
Unrealized loss on investment	1,638,743	–
Financing costs paid with issuance of common stock	8,750	1,750
Amortization of beneficial conversion feature, debt discount and closing costs	330,654	532,434
In-process research and development	–	170,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	60,518	(5,048)
Decrease in research and development rebate due from Australian government	253,941	89,908
Increase (decrease) in accounts payable	(195,988)	248,087
Increase in accrued wages	246,238	505,648
Increase in accrued interest	150,157	78,219
Net cash used in operating activities	(1,215,210)	(1,474,696)

Cash flows from investing activities:
Cash proceeds from sale of assets	1,000,000	–
Purchase of intellectual property	–	(10,061)
Net cash provided by (used in) investing activities	1,000,000	(10,061)

Cash flows from financing activities:
Proceeds from notes payable	400,000	903,868
Principal payments made on notes payable	(274,896)	(35,000)
Proceeds from equity financing	55,620	580,220
Net cash provided by financing activities	180,724	1,449,088

Decrease in cash	(34,486)	(35,669)

Cash:
Beginning of period	36,865	72,534
End of period	$2,379	$36,865

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,376	$3,431

Supplemental disclosure of non-cash information:
Common stock issued to settle notes payable	$925,437	$478,000
Accrued interest paid with common stock	68,435	–
Increase in fees related to extension of LGH debt maturity date recorded as additional principal	60,000	–
Warrants issued in exchange for debt financing fees	28,448	345,135
Shares returned to treasury	100	8,800
Deemed dividend	63,455	–
Original issue discount on debt	–	98,048
Stock issued in exchange for closing costs	–	13,443
Accounts payable assumed by Oragenics	325,672	–
Increase in principal of notes payable	–	406,132
Shares issued for exercised warrants	3,537	–

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc.

Notes to Consolidated Financial Statements

Note 1.      Nature of Operations and Going Concern

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have clinical utility and will generate positive cash flow. Our business model is to develop or acquire medical related products, engage third parties to manufacture such products and then distribute the products through various distribution channels, including third parties. We have three different life saving technologies; the CardioMap® heart monitoring and screening device, the Save a Life choking rescue device and a 50% ownership in unique neurosteroid drug compound intended to treat rare brain disorders.

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

We did not recognize any revenues for the years ended July 31, 2024 (“fiscal 2024”) or 2023 (“fiscal 2023”) and we had an accumulated deficit of $61,003,146 as of July 31, 2024. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. As of July 31, 2024, we had current liabilities of $5,919,895, current assets of $56,943, and a working capital deficit of $5,862,952. Negative working capital at July 31, 2024 did not provide enough working capital to meet our current operating expenses through the first quarter of fiscal 2025.

The operating deficit and negative working capital at July 31, 2024 indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

We are continually adjusting our business plan to reflect our current liquidity expectations. If we are unable to raise additional capital, secure additional debt financing, secure additional equity financing, secure a strategic partner, reduce our operating expenditures, or seek bankruptcy protection, we will adjust our business plan. Given our recurring losses, negative cash flow, and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

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

Research and development rebate due from the Australian government

We receive a 43.5% rebate at the end of each fiscal year from the Australian government on all research and development performed in Australia. We recorded the rebate as expenses were incurred as an offset to research and development as follows:

	Fiscal year ended July 31,
	2024	2023
Research and development expense offset	$53,578	$261,238

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of loans and advances receivable and prepaid insurance. At July 31, 2024 we reserved $27,833 for loans and advances receivable.

Intangible assets, net

Intangible assets consisted of costs related to a patent for our concussion drug device combination.

Amortization expense was as follows:

	Fiscal year ended July 31,
	2024	2023
Amortization expense	$1,538	$3,416

All intangible assets were sold in the second quarter of fiscal 2024. See Note 4.

Investment

Investment consists of 511,308 shares of Oragenics, Inc. (“Oragenics”) common stock which is valued quarterly based on the common stock price as reported by the NYSE American stock exchange. Our 511,308 shares of Oragenics common stock represented 9.2% of the outstanding shares of Oragenics common stock at July 31, 2024.

We also hold 7,488,692 shares of Oragenics convertible Series F preferred stock (the “Preferred Stock”) which is accounted for at cost minus impairments as it is not currently listed on a registered securities exchange. The Preferred Stock is not accounted for as an equity-method investment as it does not have voting rights nor board representation and management does not have significant influence over Oragenics.

The Preferred Stock was discounted based on conditions set forth in the Agreement stating 1) the Series F preferred stock converts into common stock on a 1-to-1 basis not exceeding 19.9% of the total outstanding shares of Oragenics’ common stock, 2) the continued listing of the Oragenics common stock on the NYSE American Exchange in order for the Series F to convert into common stock, 3) the Black-Scholes Pricing Model and 4) the limitations under SEC Rule 144, including (i) the number of shares available for sale, (ii) the prescribed holding period of six months, and (iii) affiliates restrictions on sell in excess of the greater of 1% of the total shares outstanding or the average of the previous four-week trading volume.

Cost was originally determined utilizing the Black-Scholes pricing model inputs of (i) expected volatility of 79.4%, (ii) risk free interest rate of 5.6%, (ii) expected life of six months, and (iv) an implied discount rate of 25% for the known restrictions on the sale and conversion of the Series F preferred stock and the value at December 28, 2023 was $12,955,437.

Due to the decrease in the value of underlying Oragenics common stock and based on conditions set forth in the Agreement above, we revalued the Series F preferred stock at July 31, 2024 and recorded a 100% impairment totaling $12,955,437.

See Notes 4 and 6 for additional information regarding Oragenics.

Beneficial conversion feature of convertible notes payable

The beneficial conversion feature (“BCF”) of a convertible note (Note 7) is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. We record a BCF related to the issuance of a convertible note when issued. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded upon the occurrence of the event.

The BCF of a convertible note is a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the year. Diluted net loss per share is computed giving effect to all potentially dilutive common stock and common stock equivalents, including stock options, convertible notes, RSUs and warrants. Basic and diluted net loss per share were the same for all years presented as we were in a loss position for all periods. See Note 12.

Stock-based compensation

We recognize stock-based compensation expense in accordance with ASC 718 for all restricted stock and stock option awards made to employees, directors and independent contractors.

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

Fair value measurements

The carrying values of cash, prepaid expenses and other current assets, accounts payable and accrued wages approximate their estimated fair values because of the short-term nature of these instruments. See Note 6.

In-process research and development

Our in-process research and development costs are expensed when incurred in accordance with with ASC 730-10-25-2(c) Topic 730 Research and Development. Pursuant to ASC 730-10-25-2(c), intangibles purchased from others for use in particular research and development projects and that have no alternative future use, in research and development or otherwise, represent costs of research and development as acquired, and therefore are expensed when incurred. In-process research and development relates to the value of 1,000,000 shares of our common stock with a value of $0.17 per share issued to Prevacus in connection with the November 2022 Option Agreement. The option was never exercised and the expense was recognized when incurred. See Note 9.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at July 31, 2024 or 2023. We recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

ASU 2023-07

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We have one segment. The adoption of ASU 2023-07 did not have any effect on our financial position, results of operations or cash flows.

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

Note 4.     Asset Sale Agreement with Oragenics, Inc.

On October 4, 2023, we entered into an Asset Sale Agreement (the “Agreement”) with Oragenics, which closed on December 28, 2023. Pursuant to the Agreement, we sold certain assets related to the treatment of brain related illnesses and diseases (the “Assets”) with a total carrying value of $48,367 to Oragenics in exchange for (i) $1,000,000 in cash; (ii) 8,000,000 shares of convertible Series F preferred stock; and (iii) the assumption of $325,672 of our accounts payable. The total value of consideration received was $16,449,054, which resulted in a gain of $16,400,687.

The Assets include drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device.

We received $500,000 upon the execution of the Agreement on October 4, 2023, and received the additional $500,000 on December 11, 2023, upon our stockholder approval for the sale of the Assets. Following the closing of the Agreement on December 28, 2023, we received 8,000,000 shares of Preferred Stock. Upon receipt, 511,308 shares of the Preferred Stock, which represented 19.9% of the then outstanding shares of Oragenics common stock, converted into 511,308 shares of Oragenics restricted common stock. Then restricted common stock became freely tradeable on June 28, 2024, subject to Rule 144 restrictions and limitations that limit us to being allowed to sell no more than an amount equal to the greater of (i) 1% of the total shares of Oragenics common stock outstanding or (ii) the average of the previous four-week trading volume during each quarterly period.

Prior to closing, we were required to obtain the consent of Mast Hill Fund, L.P (“Mast Hill”) to consummate the closing of the Agreement. As part of the consent, we entered into a pledge agreement with Mast Hill granting a security interest in 154,545 of the preferred shares, and collectively with all of the common shares or other securities into which the preferred shares are converted or exchanged into common shares, until the Mast Hill debt is paid.

The remaining shares of convertible Preferred Stock will convert upon Oragenics shareholder approval and upon certain listing and change in control criteria being achieved. Restrictions on the sale or conversion of the Preferred Stock must include all of the following: (i) the Corporation shall have applied for and been approved for initial listing on the NYSE American or another national securities exchange or shall have been delisted from the NYSE American, and (ii) if, and only if, required by the rules of the NYSE American, the Corporation’s shareholders shall have approved any change of control that could be deemed to occur upon the conversion of the Preferred Stock into Oragenics Common Stock, based on the facts and circumstances existing at such time.

Note 5.     Asset Purchase Agreement and Asset Purchase Liability

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

The Milestone Consideration (“Milestone”) may be earned by Prevacus as follows:

(i)	2,000,000 shares of our common stock when the United States Patents are revived in our name by the U.S. Patent and Trademark Office and any international patents that have lapsed also revived in our name by the respective country’s patent offices. The value of shares issued were not to exceed $6.0 million based on the price of our common stock on the date the payment would have been due. This milestone was not met as the relevant patents lapsed;

(ii)	1,000,000 shares of our common stock upon successful first dosing in a Phase I Clinical Trial for the Asset. This milestone was met in March 2022;

(iii)	2,000,000 shares of our common stock upon the grant and issuance to us of a Patent for the Asset from the U.S. Patent and Trademark Office, the value of which shall not exceed $10.0 million based on the price of our common stock on the date the payment is due;

(iv)	1,000,000 shares of our common stock upon our receipt of net proceeds of at least $1.0 million in a Non-Dilutive Financing relating directly to the development of the Asset within one year after the Closing Date or, in the event of any Non-Dilutive Financing submitted prior to the one-year anniversary of the Closing Date, the milestone will stay effective until the second year anniversary of the Closing Date. This milestone will not be met as the one-year deadline lapsed;

(v)	2,000,000 shares of our common stock if we sell the Asset to a Third Party resulting in net proceeds to us of at least $50.0 million after a Phase IB Clinical Trial for which we are the sponsor is complete, but prior to completion of a Phase II Clinical Trial. The value of the 2,000,000 shares related to this milestone shall not exceed $25.0 million based on the price of our common stock on the date the payment is due. This milestone was not met;

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

All Milestone payments shall only be paid once, upon the initial achievement of the particular Milestone event. We, at our sole and absolute discretion, shall determine if any Milestone event has occurred. To the extent the related milestones are not achieved, the above-mentioned Milestone payments will terminate and cease to exist, and we will no longer be liable thereunder, if said Milestone is not completed within four years after the Closing Date.

On March 1, 2021 (the “Closing Date”), our APA with Prevacus closed and we issued 6,000,000 shares of our common stock valued at $1.18 per share for the stock granted on the date of acquisition for $7,080,000. We withheld 1,000,000 shares of our common stock valued at $1.18 per share, for $1,180,000, in exchange for our payment of certain liabilities of Prevacus which was recorded as an Asset purchase liability on our Consolidated Balance Sheets. Any remaining Asset purchase liability, once all obligations have been paid, will be satisfied with the release of shares of our common stock at $1.18 per share. At July 31, 2024 and 2023, the Asset purchase liability was $1,125,026.

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

Note 6.    Fair Value, Commitments and Contingent Liabilities

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the fiscal years ended July 31, 2024 or 2023.

The carrying values of cash, prepaid expenses and other, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the fiscal year ended July 31, 2024.

Financial instruments that are carried at fair value consist of our common stock of Oragenics as follows:

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Oragenics common stock	$529,203	$–	$–	$529,204

There were no financial instruments carried at fair value at July 31, 2023.

Valuation of Oragenics Common Stock

Our 511,308 shares of Oragenics common stock were valued at $1.04 on July 31, 2024, as quoted on the NYSE American Stock Exchange.

Valuation of Oragenics Series F Preferred Stock

Cost was originally determined utilizing the Black-Scholes pricing model inputs of (i) expected volatility of 79.4%, (ii) risk free interest rate of 5.6%, (ii) expected life of six months, and (iv) an implied discount rate of 25% for the known restrictions on the sale and conversion of the Series F preferred stock and the value at December 28, 2023 was $12,955,437.

As discussed in Note 2, we determined that our investment in Oragenics Preferred Stock was 100% impaired due to the decline in value of the underlying Oragenics common stock and based on conditions set forth in the Agreement stating 1) the Series F preferred stock converts into common stock on a 1-to-1 basis not exceeding 19.9% of the total outstanding shares of Oragenics’ common stock, 2) the continued listing of the Oragenics common stock on the NYSE American Exchange in order for the Series F to convert into common stock, 3) the Black-Scholes Pricing Model and 4) the limitations under SEC Rule 144, including (i) the number of shares available for sale, (ii) the prescribed holding period of six months, and (iii) affiliates restrictions on sell in excess of the greater of 1% of the total shares outstanding or the average of the previous four-week trading volume.

Contingent Liabilities

At July 31, 2024 and 2023, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at July 31, 2024 and 2023 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the remaining milestones will be met. See Note 5 for additional information.

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

	July 31,
	2024	2023
Carrying value	$1,684,667	$2,425,000
Fair value	$1,684,667	$2,425,000

Note 7.     Debt

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

On December 29, 2022, we entered into Amendment No. 4 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment No. 4, the maturity date of the note was extended to March 31, 2023. As consideration, we paid $35,000 towards the principal amount outstanding and $50,000 was added to the principal amount outstanding. All other terms and conditions remained the same.

On March 31, 2023, we entered into Amendment No. 5 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment No. 5, the maturity date of the note was extended to June 30, 2023. As consideration, $20,000 was added to the principal amount outstanding. All other terms and conditions remained the same.

On July 6, 2023, we entered into Amendment No. 6 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment No. 6, the maturity date of the note was extended to December 31, 2023. As consideration, $25,000 was added to the principal amount outstanding and interest shall be charged on the unpaid Principal Amount at the rate of 8% per annum from July 6, 2023. All other terms and conditions remained the same.

On August 28, 2023, we paid LGH $30,000 of principal on this Note, and on December 15, 2023, we paid LGH $50,000 of principal on this note.

On December 30, 2023, we entered into Amendment No. 7 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment, the maturity date of the note was extended to June 30, 2024. As consideration, $60,000 was added to the principal amount outstanding. In addition, Section (3)(d)(ii) was redefined to allow us to prepay the Note at any time by providing LGH notice of our intent to prepay the outstanding amounts due under the Note. Once we provide notice of our intent to prepay, then LGH shall have the sole option to convert any amounts due under the Note for 30 days prior to us making payment. If LGH does not elect to make a conversion within the 30 days, we will tender the full amount in the prepayment notice by paying 110% of the total outstanding balance including all principal, defaults and interest to LGH within 5 calendar days. If LGH has previously provided a notice of conversion to us, we may not prepay any of the amount included in such notice. All other terms and conditions remain the same.

On June 30, 2024, we entered into Amendment No. 8 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment, the maturity date of the note was extended to December 31, 2024. As consideration the note conversion price was changed to $0.072 per common share.

Following these amendments and payments, at July 31, 2024, there was $1,035,000 of principal and $173,880 of accrued interest outstanding compared to $1,055,000 of principal and $89,781 of accrued interest at July 31, 2023.

Tysadco Partners, LLC/ClearThink Capital Partners, LLC

On March 14, 2023, we entered into a Second Amendment to the Convertible Promissory Note (the “Second Amendment”) to the Securities Purchase Agreement dated August 29, 2021, with Tysadco Partners, LLC (“Tysadco”). Pursuant to the Second Amendment, the maturity date of the note was extended to December 31, 2023. As consideration, the conversion price was amended to $0.20 per share from $0.30 per share and, upon execution, we converted $100,000 of the note into 500,000 shares of our common stock. Subsequent to this conversion, $175,000 of principal and $20,000 of accrued interest remained outstanding on the note at July 31, 2023. This note included a set amount of interest of $20,000 for the life of the note. In addition, Tysadco assigned this note to ClearThink Capital Partners, LLC.

On December 20, 2023, ClearThink Capital Partners, LLC (“ClearThink”) exercised their option to convert their convertible note payable of $175,000 plus $20,000 of accrued interest into 975,000 shares of common stock at $0.20 per share.

Accredited Investor Promissory Note

On February 13, 2024, we entered into a six-month promissory note for $50,000, with Jonathan Lutz, an accredited investor, with an interest rate of 10% per annum and due August 11, 2024 and convertible into 20,000 shares of Oragenics common stock currently held by us at the investor’s option. In June 2024, this note was amended to provide for settlement of the note by issuing the accredited investor 30,000 shares of Oragenics common stock currently held by us at the investor’s option. In August 2024, this note was amended to extended the maturity date to February 13, 2025. At July 31, 2024, $50,000 in principal and $2,316 in accrued interest remained outstanding.

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

On November 1, 2023, we entered into four Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021, and December 22, 2021 with two directors and two officers to extend the maturity date of the Promissory Notes to January 31, 2024. All other terms and conditions remained the same.

On July 31, 2024, we entered into four Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021, and December 22, 2021 with two directors and two officers to extend the maturity date of the Promissory Notes to January 31, 2025. All other terms and conditions remained the same.

At July 31, 2024 and July 31, 2023, we had $100,000 and $125,000, respectively, of principal and $20,865 and $16,058, respectively, of accrued interest related to these Promissory Notes.

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

Mast Hill converted the following amounts of principal, interest and fees to shares of our common stock:

Date	Principal	Interest	Fees	Total	Conversion price per share	Number of shares of our common stock received
June 15, 2023	$–	$40,250	$1,750	$42,000	$0.075	560,000
October 9, 2023	47,653	637	1,750	50,040	0.120	417,000
November 6, 2023	42,710	5,580	1,750	50,040	0.072	695,000
November 9, 2023	43,975	4,315	1,750	50,040	0.072	695,000
December 22, 2023	46,833	1,457	1,750	50,040	0.072	695,000
January 18, 2024	44,266	4,024	1,750	50,040	0.072	695,000
Total	$225,437	$56,263	$10,500	$292,200	0.078	3,757,000

Payments made to Mast Hill were as follows:

Date	Principal	Interest	Total
September 13, 2023	$100,000	$26,382	$126,382
October 6, 2023	44,896	5,167	50,063
December 13, 2023	50,000	2,458	52,458
Total	$194,896	$34,007	$228,903

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

Following these repayments and conversions, at July 31, 2024, and July 31, 2023, respectively, there was $499,667 and $920,000 of principal, $26,694 and $15,009 of accrued interest and warrants exercisable for 14,666,667 and 7,000,000 shares of our common stock outstanding.

Accredited Investors Note Purchase Agreement

On July 7, 2023, we received a $150,000 advance from an accredited investor related to a $500,000 Note Purchase Agreement (the “NPA”) entered into with two accredited investors on August 15, 2023, at which time the additional $350,000 was received. The NPA had a 12% per annum interest rate and maturity date of August 15, 2024.

On December 29, 2023, the two accredited investors provided notice to convert their NPA. On January 26, 2024, we converted $500,000 principal plus accrued interest of $28,767 for a total of $528,767 into 7,343,989 shares of our common stock at $0.072 per share and no amounts remained outstanding.

Notes Payable Outstanding

	July 31, 2024	July 31, 2023
Convertible note issued to LGH due December 31, 2024, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,055,000
Promissory notes issued to officers and directors due December 31, 2024, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	125,000
Accredited investor promissory note due August 11, 2024, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock held by us. As of the date of this filing, this note remains outstanding.	50,000	–
Note purchase agreement issued to two accredited investors due August 15, 2024, with an interest rate of 12% per annum	–	150,000
ClearThink convertible promissory note due December 31, 2023, with a set interest amount of $20,000 and convertible at $0.20 per share	–	175,000
Mast Hill convertible promissory note due December 13, 2024, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	920,000
	1,684,667	2,425,000
Unamortized debt discount and closing costs	(38,134)	(246,866)
Unamortized beneficial conversion feature	–	(33,474)
	$1,646,533	$2,144,660

See Note 14 for discussion of a $300,000 promissory note entered into in August 2024.

Note 8.     Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At our annual stockholder meeting held September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to enable us to recruit and retain highly qualified employees, directors and consultants and to provide incentives for productivity and the opportunity to share in our growth and value. Subject to certain adjustments, the maximum number of shares of common stock, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, cash or other stock-based awards that may be issued under the 2021 Plan is 20,000,000. At July 31, 2024, 830,000 shares remained available for future issuances and 17,625,000 shares of our common stock were reserved for issuance for awards outstanding pursuant to the 2021 Plan. Awards covering a total of 1,995,000 shares were granted outside of the 2021 Plan in fiscal 2024, all of which were outstanding at July 31, 2024.

Stock Options

Stock option activity during fiscal 2024 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2023	11,795,000	$0.34
Options granted	10,475,000	0.10
Options canceled	(2,800,000)	(0.57)
Options expired	(250,000)	(0.30)
Options forfeited	(750,000)	(0.26)
Options outstanding at July 31, 2024	18,470,000	0.17

Criteria used for determining the Black-Scholes value of options granted were as follows:

Year Ended July 31,
	2024	2023
Expected stock price volatility	147% - 166%	140% - 151%
Risk free interest rate	3.84% - 4.72%	2.73% - 4.25%
Expected life of options (years)	5.0 - 10.0	3.0 - 10.0
Expected dividend yield	–	–

Restricted Stock Units (“RSUs”)

RSU activity during fiscal 2024 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at July 31, 2023	3,055,554	$0.28
RSUs vested	(3,055,554)	(0.28)
RSUs outstanding at July 31, 2024	–	–

Warrants

Warrant activity during fiscal 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2023	14,558,607	$0.46
Warrants issued	12,444,445	0.07
Warrants exercised	(3,537,103)	0.07
Warrants cancelled	(1,740,675)	0.34
Warrants outstanding at July 31, 2024	21,725,274	0.27

Unrecognized Stock-Based Compensation Costs

At July 31, 2024, we had total unrecognized stock-based compensation of $198,149, which will be recognized over the weighted average remaining vesting period of 0.75 years.

Note 9.      Common Stock

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

During fiscal 2024, Mast Hill converted a total of $225,437 of principal, $16,013 of accrued interest and $8,750 of fees into 3,197,000 shares of our common stock. See Note 7.

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

On December 29, 2023, ClearThink exercised their option to convert their convertible note payable of $175,000 plus $20,000 of interest into 975,000 shares of common stock at $0.20 per share.

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

Restricted Shares Issued to Consultants

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

August 2020 Securities Purchase Agreement

On August 14, 2020, we entered into a Purchase Agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LPC”). Pursuant to the LPC Purchase Agreement, we had the right, in our sole discretion, to sell to LPC up to $10,250,000 in shares of our common stock, from time to time until the expiration on December 31, 2023. In consideration for entering into the LPC Purchase Agreement, we issued 793,802 shares of our common stock to LPC.

Upon entering into the LPC Purchase Agreement, we sold 602,422 shares of our common stock to LPC in an initial purchase for a total purchase price of $250,000. Thereafter, and through the expiration date, LPC purchased a total of 7,982,518 shares of our common stock for total proceeds to us of $2,656,106. Of these amounts,600,000 and 3,633,591 shares were purchased for total proceeds to us of $55,620 and $580,220, respectively, in fiscal 2024 and 2023.

In connection with the LPC transaction, we engaged A.G.P. as a placement agent to help raise capital. A.G.P. introduced us to LPC, for which we paid A.G.P. a fee of 8% of the amount of the funds received from LPC., which totaled $111,468 over the life of the LPC Purchase.

In addition, and in consideration for the service provided in connection with Labrys and LPC, we granted warrants that were immediately exercisable for a total of 550,000 shares of our common stock at $0.50 per share to A.G.P. and two partners of A.G.P. The warrants had a value of $220,000 and expire August 6, 2024. Of the $220,000, $91,667 was netted against the LPC equity transaction and $128,333 was recorded as debt closing costs related to the Labrys transaction and was amortized over the one-year life of the note.

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

Common Stock Issued in Connection with Debt Financings

As discussed above in Note 7, we issued the following shares of our common stock in connection with debt financings during fiscal 2024 and 2023:

•	1,500,000 shares issued on November 10, 2022 upon the conversion by LGH of $300,000 of their outstanding convertible note;
•	213,725 shares with a value of $13,443 issued to Carter Terry & Company, Inc. on December 13, 2022 in connection with Mast Hill financing;
•	500,000 shares on March 14, 2023 in connection with ClearThink’s Amendment No.2 with the conversion of $100,000;
•	560,000 shares issued to Mast Hill on June 15, 2023 in connection with their conversion of $40,250 of accrued interest and $1,750 of fees;
•	1,610,390 shares on August 7, 2023 upon Mast Hill’s cashless exercise of warrants exercisable for 2,000,000 shares of our common stock;
•	238,792 shares issued to John Gandolfo on October 19, 2023 in connection with the conversion of his $25,000 note payable;
•	417,000 shares issued on October 29, 2023 upon Mast Hill’s conversion of $47,653 of principal, $5,167 of accrued interest and $1,750 of fees;
•	695,000 shares issued on November 6, 2023 upon Mast Hill’s conversion of $42,710 of principal, $5,580 of accrued interest and $1,750 of fees;
•	695,000 shares issued on November 29, 2023 upon Mast Hill’s conversion of $43,975 of principal, $4,315 of interest and $1,750 of fees;
•	695,000 shares issued on December 22, 2023 upon Mast Hill’s conversion of $46,833 of principal, $1,457 of accrued interest and $1,750 of fees;
•	975,000 shares on December 20, 2023 in connection with ClearThink’s conversion of its $175,000 convertible note and $20,000 of accrued interest;
•	7,343,989 shares issued to accredited investors on December 29, 2023 upon conversion of $500,000 of principal and $28,767 of accrued interest;
•	695,000 shares issued on January 18, 2024 upon Mast Hill’s conversion of $44,266 of principal, $4,024 of accrued interest and $1,750 of fees; and
•	1,926,713 shares on March 14, 2024 upon Mast Hill’s cashless exercise of warrants exercisable of 2,778,778 shares of our common stock.

Note 10.      Income Taxes

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

The following table reconciles the U.S. federal statutory rate to our effective tax rate:

	For the year ended July 31,
	2024		2023
US federal statutory rates	21%		21%
Valuation allowance	(21%	)	(21%	)
Effective tax rate	0%		0%

Our tax provision (benefit) was as follows:

	For the year ended July 31,
	2024	2023
Current deferred	$97,900	$485,300
Increase in valuation allowance	(97,900)	(485,300)
Total	$–	$–

Our net deferred tax asset was as follows:

	July 31,
	2024	2023
Deferred tax asset	$2,862,500	$2,960,400
Valuation allowance	(2,862,500)	(2,960,400)
Net deferred tax asset	$–	$–

As of July 31, 2024, we had $28,831,391 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2040. Current or future ownership changes may severely limit the future realization of these net operating losses.

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

We reviewed all income tax positions taken or that are expected to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. We are subject to U.S. federal income tax examinations by tax authorities for years after 2024 due to unexpired net operating loss carryforwards originating in and subsequent to that year. We may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of July 31, 2024, there were no unrecognized tax benefits, or any tax related interest or penalties. We do not have any examinations ongoing. Tax returns for the years 2014 onwards are subject to federal, state or local examinations.

Note 11.     Related Party Transactions

Due to Officers

The following amounts were due to our officers for reimbursement of expenses and were included in Accounts payable on our Consolidated Balance Sheets:

	July 31,
	2024	2023
Joseph M. Redmond, CEO	$12,313	$668
Christine Farrell, CFO	2,836	1,633
	$15,149	$2,301

The amount of unpaid salary and bonus due to our officers was included in Accrued wages on our Consolidated Balance Sheets and was as follows:

	July 31,
	2024	2023
Joseph M. Redmond, CEO	$1,138,400	$935,831
Christine Farrell, CFO	370,309	257,771
	$1,508,710	$1,193,602

See Note 7 for a discussion of $25,000 Promissory Notes payable to each of two officers and two directors.

Note 12.      Net Loss Per Share

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Fiscal Year Ended July 31,
	2024	2023
Options to purchase common stock	18,470,000	11,795,000
Equivalent shares of convertible notes into common stock	–	25,547,822
Warrants to purchase common stock	7,558,607	14,558,607
Unvested restricted stock units	–	3,055,554
Total potentially dilutive securities	26,028,607	54,956,983

Note 13.      Commitments and Contingencies

We were a party to a lawsuit in Superior Court, Kent County in the State of Rhode Island entitled Robert Hainey v. Vdex Diabetes Holdings, Inc. et. al, Case No. KC-2023-0952. Robert Hainey, the plaintiff filed suit against defendants Vdex Diabetes Holdings Inc. and William McCullough. On December 9, 2023, defendant Vdex Diabetes Holdings Inc. (“VDH”) filed a Third-Party Complaint against us alleging the existence of an agreement between the VDH Chief Executive Officer, William McCullough and our Chief Executive Officer, Michael Redmond, to pursue a merger of the two companies. VDH alleged as part of these negotiations VDH agreed to suspend all negotiations with all other suitors in order to pursue the merger with us. VDH alleged that we, along with Hainey, represented that we would provide capital as consideration for VDH’s undertaking and to continue its growth and expansion. VDH alleged Hainey provided VDH with $20,000. VDH contended they relied upon Hainey’s and our representations to their detriment as they incurred substantial expense exhausting all of the $20,000. We retained Tarro & Marotti Law Firm, LLC of Warwick, Rhode Island. On February 8, 2024, a motion to dismiss was entered in the Kent County Superior Court of Rhode Island and a notice of hearing was held on July, 8, 2024, in the Kent County Superior Court. As no timely objection was filed, and after hearing the motion, the presiding Judge granted the motion to dismiss and the Order was signed on July 24, 2024.

Note 14.      Subsequent Events

Promissory Note

On August 14, 2024, we entered into a $300,000 promissory note (the “Note”) with an accredited investor. The $300,000 was received on August 22, 2024. The Note has a one-year maturity, becoming due on August 22, 2025, and bears interest at the rate of 18% per annum. In addition, we issued the investor a warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029.

Accredited Investor Note Amendment

In August 2024, we amended our six-month $50,000 promissory note with Jonathan Lutz to extended the maturity date to February 13, 2025. See Note 7.

Mast Hill

On October 29, 2024, we entered into Amendment No. 3 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the $200,000 amortization payment due September 13, 2024, was extended to March 13, 2025, and the maturity date was extended to June 13, 2025. As consideration, we entered into a Pledge Agreement, pledging one million (1,000,000) shares of Oragenics’ stock held by us as collateral, until the note is paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 31, 2024, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

In light of the material weakness described below, as of July 31, 2024, prior to the filing of this Form 10-K for the period ended July 31, 2024, management determined that key controls were performed timely and additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations, statement of shareholder equity and cash flows for the periods presented in conformity with United States GAAP.

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

Under the supervision and with the participation of our president and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2024, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended July 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

The name of and certain information regarding each director as of October 29, 2024 is set forth below. This information is based on data furnished to us by the directors. There is no family relationship between any director, executive officer, or person nominated to become a director or executive officer. The business address for each director for matters regarding the Company is 2300 West Sahara Avenue, Suite 800-#4012, Las Vegas, NV 89102.

The following table provides certain summary information concerning our directors and executive officers:

Name	Age	Position with Odyssey	Director Since
Joseph Michael Redmond	64	Director, President and Chief Executive Officer	2017
Jerome H. Casey	65	Director	2019
Ricky W. Richardson	62	Director	2021

Joseph Michael Redmond has served as our Chief Executive Officer, President and Chairman of the Board since 2017. Effective December 28, 2023, Mr. Redmond also serves as the President of Oragenics, Inc., a development stage company dedicated to research and development of nasal delivery pharmaceutical medications. Mr. Redmond has over 30 years commercial experience in medical device companies. Prior to joining Odyssey, Mr. Redmond served as CEO of Parallax Health Sciences, Inc., a healthcare related company, from 2010 to 2017 where he acquired two businesses and three different patented technologies. Prior to this, Mr. Redmond was V.P. of Business Development for DxTech, Inc., a start-up company developing a unique point of care diagnostic testing platform, from 2007 to 2009 when the company was sold. Prior to this, Mr. Redmond served as the V.P. of Sales and Marketing for Bioject Medical Technologies, Inc. (“Bioject”), a medical device company specializing in unique drug delivery technologies, from 1996 to 2007. While at Bioject, Mr. Redmond helped raise over $15 million in capital, entered into several licensing and distribution deals with major biotech and pharmaceutical companies and grew the market cap of the company from under $10 million to over $400 million. Prior to this, Mr. Redmond held various sales and marketing positions at Abbott Laboratories a multi-billion dollar healthcare company and helped start KMC Systems Inc., now a leading private label developer and manufacturer of medical devices and instrumentation. Mr. Redmond was in charge of Sales and Marketing and grew the company from start-up to over $50 million in revenue. Mr. Redmond has a B.A. degree from Denison University.

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

Our Board met four times in fiscal 2024 and all of our directors attended the meetings of our Board and the meetings held by the committee(s) on which they served. Currently, we do not have a policy requiring our Board members’ attendance at the annual stockholder meeting.

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

In fulfilling the duties outlined in its charter, the Audit Committee, among other things, shall have the authority and responsibility to:

•	select, evaluate and, where appropriate, replace our independent registered public accounting firm;
•	review and confirm the independence of the external auditors by obtaining statements from the auditors on relationships between the auditors and the company, including non-audit services, and discussing the relationships with the auditors;
•	review and discuss with management and our independent registered public accounting firm, prior to release to the general public and legal and regulatory agencies, our annual audited financial statements and quarterly financial statements, including disclosures contained in our Annual Report on Form 10-K under the section heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and matters required to be reviewed under applicable legal, regulatory or public company exchange listing requirements;
•	consider the effectiveness of our internal control over annual and interim financial reporting, and understand the scope of internal and external auditors’ review of internal control over financial reporting, and obtain reports on significant findings and recommendations, together with management’s responses;
•	review the effectiveness of the internal audit function, including compliance with The Institute of Internal Auditors’ Standards for the Professional Practice of Internal Auditing;
•	review management’s report on internal control over financial reporting and discuss with management and the independent registered public accounting firm any significant deficiencies or material weaknesses in the design or operation of our internal controls;
•	retain outside counsel, accountants or others to advise the committee or assist in the conduct of an investigation; and
•	seek any information it requires from employees or external parties and meet with company officers, external auditors or outside counsel, as necessary.

A copy of the full text of the Audit Committee Charter can be found on our website at www.odysseyhealthinc.com.

During fiscal 2024, the Audit Committee was comprised of two independent directors: Jerome H. Casey (Interim Chair and Financial Expert) and Ricky Richardson. The Audit Committee met four times in fiscal 2024.

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

In fulfilling the duties outlined in its charter, the Compensation Committee, among other things, shall:

•	assist the Board in establishing CEO annual goals and objectives and recommend the CEO’s annual compensation including salary, bonus, incentive and equity compensation, as applicable, to the other independent members of the Board for approval;
•	review the structure and competitiveness of our CEO’s compensation programs considering the following factors: (i) the attraction and retention of the CEO; (ii) the motivation of the CEO to achieve our business objectives; and (iii) the alignment of the interests of the CEO with the long-term interests of our stockholders;
•	oversee the evaluation of the performance of our other executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for executive management;
•	review the structure and competitiveness of our executive compensation programs considering the following factors: (i) the attraction and retention; (ii) the motivation of executive management to achieve our business objectives; and (iii) the alignment of the interests of executive management with the long-term interests of our stockholders; and
•	with respect to SEC reporting requirements, review and discuss with management our compensation discussion and analysis, and oversee the preparation of, and approve, the Compensation Committee’s report on executive compensation to be included in our proxy statement.

During fiscal 2024, the Compensation Committee was comprised of two independent members: Ricky W. Richardson (Chair) and Jerome H. Casey. The Compensation Committee met one time in fiscal 2024.

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

Nominees may be suggested by directors, members of management, stockholders or, in some cases, by a third-party firm. In identifying and considering candidates for nomination to the Board, the Corporate Governance and Nominating Committee considers a candidate’s quality of experience, the needs and the range of talent and experience represented on our Board. In evaluating particular candidates, the Corporate Governance and Nominating Committee will review the nominee’s qualifications to ensure that they have the proper competencies, experience and willingness to fulfill their duties and responsibilities as board directors. The Corporate Governance and Nominating Committee will also ensure that the board composition reflects the necessary criteria that meets best practices for independence and diversity.

During fiscal 2024, the Corporate Governance and Nominating Committee was comprised of two independent members: Jerome H. Casey (Chair) and Ricky W. Richardson. The Corporate Governance and Nominating Committee met one time in fiscal 2024.

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

Anti-Takeover Effects of Provisions of Nevada State Law

We may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada or through an affiliated corporation.

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

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights, is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging corporate takeovers.

In addition to the control share law, Nevada has a business combination law, which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of the company from doing so if it cannot obtain the approval of our Board of Directors.

Conflicts of Interest

There are no conflicts of interest with any officers, directors or executive staff.

EXECUTIVE OFFICERS

The following table provides certain summary information concerning our executive officers.

Name	Age	Current Position(s) with Odyssey	Officer Since
Joseph Michael Redmond	64	Director, President and Chief Executive Officer	2017
Christine M. Farrell	64	Chief Financial Officer and Secretary	2019

Biographical information for Mr. Redmond is located above under the heading “Directors.”

Christine M. Farrell joined Odyssey April 2019 as a financial consultant serving as our Controller and Secretary and became Chief Financial Officer and Secretary in January 2021. Effective December 28, 2023, Ms. Farrell also serves as the V.P. of Finance for Oragenics, Inc., a development stage company dedicated to research and development of nasal delivery pharmaceutical medications. From February 1997 to 2014, Ms. Farrell was Vice President of Finance for Bioject Medical Technologies Inc., a medical device company specializing in unique drug delivery technologies. Prior to joining Bioject, Ms. Farrell held accounting and financial management positions with Spar-Tek Industries, a manufacturer of high quality and cutting-edge technology for the plywood industry, and Action Machinery, a seller of new and used robotic machine tools and equipment. Ms. Farrell holds a B.A. degree in Accounting from the University of Washington and an M.B.A. from Willamette University in Salem, Oregon.

We believe that Ms. Farrell possesses specific attributes that qualify Ms. Farrell to serve as Chief Financial Officer, including experience in the medical device industry and management experience in a publicly-traded company.

Item 11.	Executive Compensation

Summary Compensation Table

The following Summary Compensation Table provides certain summary information concerning the compensation of our Chief Executive Officer and Chief Financial Officer for fiscal years 2024 and 2023.

Name and Principal Position	Year	Salary ($)(1)(2)	Stock Awards ($)(6)		Option Awards ($)		Total ($)
Joseph Michael Redmond	2024	$396,000	$–		$73,219	(4)(5)	$469,219
President, Chief Executive Officer and Chairman	2023	396,000	150,000	(3)	–		546,000
Christine M. Farrell	2024	$220,000	$–		$73,219	(4)(5)	$293,219
Chief Financial Officer and Secretary	2023	220,000	150,000	(3)	156,500	(6)	526,500

______________________

(1)	As of July 31, 2024 and 2023, Mr. Redmond had accrued salary and bonus of $1,138,400 and $935,831, respectively, which will be paid either in cash or stock at a future date.
(2)	As of July 31, 2024 and 2023, Ms. Farrell had accrued salary and bonus of $360,309 and $257,771, respectively, which will be paid either in cash or stock at a future date.
(3)	In January 2023, we issued Mr. Redmond and Ms. Farrell 500,000 RSUs with a value of $150,000, of which 100,000 vested on January 12, 2023 and 400,000 vested on December 31, 2023.
(4)	In December 2023, we issued Mr. Redmond and Ms. Farrell 500,000 Stock Options with a value of $49,500, which vested immediately.
(5)	In June 2024, we issued Mr. Redmond and Ms. Farrell 500,000 Stock Options with a value of $23,719. These options vested as to 40% of the total at July 31, 2024 and 20% vest October 31, 2024, 20% vest January 31, 2025 and 20% vest April 30, 2025.
(5)	In October 2022, we issued Ms. Farrell 500,000 stock options with a value of $156,500, which vested upon an uplisting to a higher exchange listing.
(6)	For information regarding the determination of the fair value of stock-based awards, see Notes 2 and 8 of Notes to Financial Statements in our Form 10-K for the fiscal year ended July 31, 2024.

Grants of Plan-Based Awards

	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards	All Other Option Awards: Number of Securities Underlying Option #	Grant Date Fair Value of Equity Awards ($)
Joseph Michael Redmond	12/29/2023	$50,000	500,000	$49,500
	6/28/2024	50,000	500,000	23,719
Christine M. Farrell	12/29/2023	$50,000	500,000	$49,500
	6/28/2024	50,000	500,000	23,719

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of July 31, 2024.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unearned Unexercised Options(#) Exercisable	Number of Securities Underlying Unearned Exercised Options(#) Unexercisable		Option Exercise Price	Option Expiration Date
Joseph Michael Redmond	6/28/2024	200,000	300,000	(1)	$0.10	6/27/2034
	12/29/2023	500,000			$0.10	12/28/2033
	5/19/2022	750,000			$0.30	5/18/2032

Christine M. Farrell	6/28/2024	200,000	300,000	(1)	$0.10	6/27/2034
	12/29/2023	500,000			$0.10	12/28/2033
	10/14/2022	500,000			$0.32	10/13/32
	5/19/2022	600,000			$0.30	5/18/2032

__________________

(1)	These options vested as to 40% of the total at July 31, 2024 and 20% vest October 31, 2024, 20% vest January 31, 2025 and 20% vest April 30, 2025.

Options Exercised and Stock Vested

The following table provides information about options exercised and stock awards vested for the named executive officers during fiscal 2024.

	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Joseph Michael Redmond	416,665	$45,483
Christine M. Farrell	138,890	15,161

_________________

(1)	The value realized on vesting was determined based on the fair value of our common stock when the shares vested.

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

Ms. Farrell

On January 21, 2021, the Board and Ms. Farrell entered into an employment agreement (the “CFO Agreement”) for a three-year term, as Chief Financial Officer, subject to one-year renewals. Ms. Farrell receives a base salary of $220,000 and is eligible to receive a bonus for each calendar year during the term of the Agreement of up to 20% of base salary based on the attainment of individual and corporate performance goals and targets established by the Board. In connection with the CFO Agreement, Ms. Farrell was granted RSUs covering 1,000,000 shares of our common stock, vesting in equal monthly installments over 36 months, with accelerated vesting upon a change in control. In January 2023, Ms. Farrell’s salary increased to $220,000.

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

Annual Board Service Equity Grant

Annual equity awards are granted based on the discretion of the Board and management.

Director Compensation Table

The following table shows information regarding the compensation earned or paid during fiscal 2024 to non-employee directors.

	Option Awards	Total
Name	($)	($)
Jerome H. Casey	38,982	38,982

Ricky W. Richardson	38,982	38,982

_______________________

(1)	250,000 stock options granted December 29, 2023 vesting immediately and 300,000 stock options granted June 28, 2024 vesting as to 40% of the total at July 31, 2024 and 20% vest October 31, 2024, 20% vest January 31, 2025 and 20% vest April 30, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the SEC. The following tables set forth certain information concerning the beneficial ownership of our common stock at October 29, 2024, by: (i) each person known by us to own beneficially more than 5% of our outstanding capital stock; (ii) each of the directors and named executive officers; and (iii) all current directors and executive officers as a group.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Health, Inc., 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, NV 89102. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class**
Joseph Michael Redmond, President, CEO and Chairman(1)		13,550,000	13.3%
Jonathan Lutz	7777 W 4th Ave Lakewood, CO 80226	5,536,900	5.7%
Christine M. Farrell, Chief Financial Officer and Secretary(2)		3,500,000	***
Jerome H. Casey, Director(3)		2,180,000	***
Ricky W. Richardson, Director(3)		2,180,000	***
Directors and Executive Officers as a Group (4 persons)		12,810,000	11.7%

________________________

* Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock subject to equity awards that are currently exercisable or exercisable or vest within 60 days of the date of October 29, 2024 are deemed to be outstanding and to be beneficially owned by the person or group holding such awards for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

** Percent of class is calculated on the basis of 96,709,763 shares outstanding on October 29, 2024, plus the number of shares the person has the right to acquire within 60 days of October 25, 2024.

(1)	Includes 3,500,000 RSUs vested but not included in the outstanding and 1,550,000 vested stock options.
(2)	Includes 1,500,000 RSUs vested but not included in the outstanding and 1,900,000 vested stock options.
(3)	Includes 1,500,000 RSUs vested but not included in the outstanding and 700,000 vested stock options.

*** Less than 5%.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and 10% stockholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) reports they file. Based solely on our review of the copies of such reports we received and written representations from our officers, directors and 10% stockholders, we believe that all required reports were timely filed in fiscal 2024, we believe that all required reports were timely filed in fiscal 2022, except for the following:

•	Mr. Redmond failed to timely file on Form 4 related to the 500,000 stock options granted on June 28, 2024.
•	Messrs. Casey and Richardson failed to timely file on Form 4 related to the 300,000 stock options granted to each on June 28, 2024
•	Mr. Farrell failed to timely file on Form 4 related to the 500,000 stock options granted on June 28, 2024.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans as of July 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,895,000	$0.17	380,000
Equity compensation plans not approved by security holders	31,300,274	0.24	–
Total	40,195,274	$0.23	380,000

See Note 8 of Notes to Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Due to Officers

The following amounts were due to our officers for reimbursement of expenses and were included in Accounts payable on our Consolidated Balance Sheets:

	July 31,
	2024	2023
Joseph M. Redmond, CEO	$12,313	$668
Christine Farrell, CFO	2,836	1,633
	$15,149	$2,301

The amount of unpaid salary and bonus due to our officers was included in Accrued wages on our Consolidated Balance Sheets and was as follows:

	July 31,
	2024	2023
Joseph M. Redmond, CEO	$1,138,400	$935,831
Christine Farrell, CFO	370,309	257,771
	$1,508,710	$1,193,602

See Note 7 of the Notes to Consolidated Financial Statements for a discussion of $25,000 Promissory Notes payable to each of two officers and two directors.

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

Item 14.	Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional audit and other services rendered by Turner, Stone and Company:

	Year Ended July 31,
	2024	2023
Audit fees (1)	$103,200	$64,500
Audit-related fees	–	–
Taxation services	–	–
Accounting and other services	–	–
Total	$103,200	$64,500

_________________

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

All of the services performed by Turner Stone in 2024 and 2023 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services that the independent auditors may perform. Generally, pre-approval is provided at regularly scheduled committee meetings; however, the authority to pre-approve services between meetings, as necessary, has been delegated to the Interim Chair of the Audit Committee, subject to formal approval by the full Audit Committee at the next regularly scheduled meeting.

The Audit Committee believes that the foregoing expenditures are compatible with maintaining the independence of our independent registered public accounting firm.

The Board of Directors has reviewed and discussed with management and Turner, Stone and Company LLP, our independent registered public accounting firm, the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 for filing with the SEC.

Pre-Approval Policies

The Board’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by our independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by us to our accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Financial Statements, together with the report thereon by Turner, Stone & Company, L.L.P., Independent Registered Public Accounting Firm, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Exhibits

The following list is intended to constitute the exhibit index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).
3.2	Amended Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).
3.3	Bylaws of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on December 8, 2014).
10.2	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Joseph Michael Redmond (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2021).**
10.3	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Christine M. Farrell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 26, 2021).**
10.4	Employment Agreement dated November 1, 2022 by and between Odyssey Group International, Inc. and Erik Emerson (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 4, 2022). **
10.5	Employment Agreement by and between Odyssey Group International, Inc. and Gregory W. Gironda, dated November 1, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 4, 2022). **
10.6	License Transfer Agreement, effective as of January 31, 2019, by and between Odyssey Group International, Inc. and Electromedica, LLC (incorporated by reference to Exhibit 10.5 to Form S-1 filed on November 23, 2020).
10.7	Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc., James De Luca and Murdock Capital Partners (incorporated by reference to Exhibit 10.7 to the Form S-1 filed on November 23, 2020).
10.8	Form of Common Stock Purchase Warrant totaling 550,000 Shares of Common Stock of Odyssey Group International, Inc. issued to Alliance Global Partners, Alejandro Barrientos and David Bocchi, effective August 6, 2020 (incorporated by reference to Exhibit 10.10 to Form S-1 filed November 23, 2020).

Exhibit Number	Exhibit Description
10.9	Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 17, 2020).
10.10	Registration Rights Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 17, 2020).
10.11	Amendment No. 1 to Purchase Agreement, dated August 14, 2020, by and between Odyssey Group International, Inc. and Lincoln Park Capital fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 19, 2020).
10.12	Prevacus Asset Agreement. (incorporated by reference to Exhibit 10.5 to Form 8-K filed on January 8, 2021).
10.13	Amendment No. 1 to the Warrant Agreement, dated December 11, 2020, by and between Odyssey Group International, Inc. and LGH Investments, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 28, 2021).
10.14	Securities Purchase Agreement with LGH Investments, LLC.(incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2021).
10.15	Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2021).
10.16	Warrant, dated October 18, 2021 issued to Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 Form 8-K filed on October 21, 2021).
10.17	Amended Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on October 26, 2021).
10.18	Securities Purchase Agreement, dated October 22, 2021 by and between Odyssey Group International, Inc. and Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 26, 2021).
10.19	Warrant dated October 22, 2021 issued to Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 26, 2021).
10.20	Form of Subscription Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on June 14, 2022).
10.21	Form of Stock Purchase Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on June 14, 2022).
10.22	Form of Warrant Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on June 14, 2022).
10.23	Form of Registration Rights Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on June 14, 2022).
10.24	Form of Promissory Note dated December 2021 between Odyssey Group International, Inc. and various officers and directors (incorporated by reference to Form 8-K filed on December 27, 2021). **
10.25	Form of Amendment to Promissory Note dated April 20, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on June 14, 2022).**
10.26	Form of Amendment to Promissory Note dated June 4, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on June 14, 2022).**
10.27	Form of Amendment No. 4 dated December 30, 2022 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 3, 2023).**
10.28	Form of Amendment No. 5 dated March 31, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 4, 2023).**
10.29	Form of Amendment No. 6 dated June 30, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 7, 2023).**
10.30	Form of Amendment No. 7 dated November 1, 2023 to Promissory Note with Directors and Officers Dated December 21, 2021. Incorporated by reference to Form 8-K filed with the SEC on November 2, 2023.**

Exhibit Number	Exhibit Description
10.31	Form of Amendment No. 8 dated January 31, 2024, to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on March 18, 2024).**
10.32	Form of Amendment No. 9 dated July 31, 2024, to Promissory Note with Directors and Officers dated December 21, 2021. *
10.33	Convertible Promissory Note dated August 29, 2021 with Tysadco Partners, LLC (incorporated by reference to Exhibit 10.38 to Form 10-K filed on October 30, 2023).
10.34	Amendment to Convertible Promissory Note dated March 31, 2022 between Odyssey Health, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2022).
10.35	Second Amendment and Assignment to Convertible Promissory Note dated March 14, 2023 to Promissory Note dated August 29, 2021 with Tysadco Partners, LLC (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on March 17, 2023).
10.36	Amendment to Convertible Promissory Note dated February 1, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 18, 2022).
10.37	Amendment No. 1 to Convertible Promissory Note with LGH Investments, LLC dated February 15, 2022 (incorporated by reference to Form 8-K filed on February 18, 2022).
10.38	Amendment to Convertible Promissory Note dated June 10, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on June 14, 2022).
10.39	Amendment No. 3 to Convertible Promissory Note dated September 29, 2022 between Odyssey Health, Inc. and LGH Investments, LLC (incorporated by reference to Form 8-K filed on October 3, 2022).
10.40	Amendment No. 4 dated December 29, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2023.)
10.46	Amendment No. 5 to Convertible Promissory Note dated March 31, 2023 between Odyssey Health, Inc. and LGH Investments LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2023).
10.47	Amendment No. 6 to Convertible Promissory Note dated July 6, 2023 between Odyssey Health, Inc. and LGH Investments LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 7, 2023).
Amendment No. 7 to Convertible Promissory Note with LGH Investments dated April 5, 2021 (incorporated by reference to Form 8-K filed with the SEC on January 5, 2024).
10.48	Form of Note Purchase Agreement dated August 15, 2023 between Odyssey Health, Inc. and certain accredited investors (incorporated by reference to Form 8-K filed with the SEC on August 18, 2023).
10.49	Form of Convertible Promissory Note dated August 15, 2023 between Odyssey Health, Inc. and certain accredited investors (incorporated by reference to Form 8-K filed with the SEC on August 18, 2023).
10.50	Form of Spinco Common Stock Purchase Warrant dated August 15, 2023 between Odyssey Health, Inc. and certain accredited investors (incorporated by reference to Form 8-K filed with the SEC on August 18, 2023).
10.51	Oragenics, Inc. Asset Purchase Agreement, dated October 5, 2023 (incorporated by reference to Form 8-K filed with the SEC on October 5, 2023).
10.52	Asset Purchase Agreement Closing with Oragenics, Inc., dated December 28, 2023 (incorporated by reference to Form 8-K filed with the SEC on December 29, 2023).
10.53	Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on March 18, 2024).
10.54	Securities Purchase Agreement, dated December 13, 2022 by and between Odyssey Health, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Form 10-Q filed with the SEC on December 14, 2022).
10.55	Promissory Note issued to Mast Hill Fund, L.P. on December 13, 2022 (incorporated by reference to Form 10-Q filed with the SEC on December 14, 2022).
10.56	First Warrant issued to Mast Hill Fund, L.P. on December 13, 2022 (incorporated by reference to Form 10-Q filed with the SEC on December 14, 2022).

Exhibit Number	Exhibit Description
10.57	Second Warrant issued to Mast Hill Fund, L.P. on December 13, 2022 (incorporated by reference to Form 10-Q filed with the SEC on December 14, 2022).
10.58	Amendment No. 1 dated June 13, 2023 to the Promissory Note issued on December 13, 2022 with Mast Hill Fund, L.P. (incorporated by reference to Form 10-Q filed June 14, 2023).
10.59	Amendment No. 2 dated March 13, 2024, to the Promissory Note issued on December 13, 2022 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on March 18, 2024).
10.60	Amendment No. 1 dated June 25, 2024 to Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024*
10.61	Amendment No. 2 dated August 13, 2024 to Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024*
10.62	Amendment No. 3 dated October 29, 2024, to the Promissory Note issued on December 13, 2022 with Mast Hill Fund, L.P. *
10.63	Pledge Agreement dated October 29, 2024, with Mast Hill Fund, L.P. *
14.1	Odyssey Group International, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on October 23, 2019).
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101) *

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 13, 2024.

ODYSSEY HEALTH, INC.

By: /s/ Joseph Michael Redmond Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	November 13, 2024
Joseph Michael Redmond	(Principal Executive Officer)

/s/ Christine M. Farrell	Chief Financial Officer and Secretary	November 13, 2024
Christine M. Farrell	(Principal Financial and Accounting Officer)

/s/ Jerome Casey	Director	November 13, 2024
Jerome Casey

/s/ Ricky W. Richardson	Director	November 13, 2024
Ricky W. Richardson

