Form 10-Q
period 2024-10-31
Odyssey Health, Inc.
filed 2024-12-16
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

96,709,763 shares of common stock, par value $.001 per share, outstanding as of December 16, 2024.

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended October 31, 2024

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2024	2024
Assets
Current assets:
Cash	$53,865	$2,379
Research and development rebate due from the Australian government	–	22,625
Prepaid expenses and other current assets	128,675	31,939
Total current assets	182,540	56,943

Investment	158,505	529,203
Total assets	$341,045	$586,146

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,457,739	$1,275,996
Accrued wages	1,812,081	1,648,586
Accrued interest	272,033	223,754
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	100,000
Notes payable, net of unamortized debt discount and closing costs of $31,676 and $38,134	1,852,991	1,546,533
Total current liabilities	6,619,870	5,919,895

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 96,709,763 shares issued and outstanding	96,710	96,710
Additional paid-in-capital	55,646,517	55,572,687
Accumulated deficit	(62,022,052)	(61,003,146)
Total stockholders' deficit	(6,278,825)	(5,333,749)
Total liabilities and stockholders' deficit	$341,045	$586,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,
	2024	2023

Research and development	$–	$23,001
Stock-based compensation	60,487	322,798
General and administrative	519,841	501,440
Gain on sale of asset	–	(500,000)
Loss from operations	(580,328)	(347,239)

Unrealized loss on investment	(370,698)	–
Interest expense	(68,781)	(190,861)
Other income, net	901	65
Net loss	$(1,018,906)	$(538,035)

Basic net loss per share	$(0.01)	$(0.01)
Diluted net loss per share	$(0.01)	$(0.01)

Shares used for basic net loss per share	104,709,763	81,002,472
Shares used for diluted net loss per share	104,709,763	81,022,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total (Deficit)
Balances, July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)
Stock-based compensation	–	–	60,487	–	60,487
Warrants issued in debt financing	–	–	13,343	–	13,343
Net loss	–	–	–	(1,018,906)	(1,018,906)
Balances, October 31, 2024	96,709,763	$96,710	$55,646,517	$(62,022,052)	$(6,278,825)

	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total (Deficit)
Balances, July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)
Stock-based compensation	–	–	322,728	–	322,728
Common stock issued in debt financing	655,792	656	78,039	–	78,695
Common stock issued in equity financings	500,000	500	45,320	–	45,820
Warrants exercised in connection with debt financing	1,610,390	1,610	(1,610)	–	–
Warrants issued in debt financing	–	–	28,448	–	28,448
Return of shares	(100,000)	(100)	100	–	–
Net loss	–	–	–	(538,035)	(538,035)
Balances, October 31, 2023	81,734,061	$81,734	$54,335,403	$(60,635,410)	$(6,218,273)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,018,906)	$(538,035)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	–	944
Stock-based compensation	60,487	322,728
Financing costs paid via issuance of common stock	–	1,750
Amortization of debt discount and closing costs	19,801	131,662
Allowance for research and development rebate due	22,625	–
Unrealized losses on investment	370,698	–
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(96,736)	18,297
Increase in research and development rebate due	–	(14,470)
Increase in accounts payable	181,743	53,787
Increase (decrease) in accrued wages	163,495	(63,733)
Increase in accrued interest	48,279	27,164
Net cash used in operating activities	(248,514)	(59,907)

Cash flows from financing activities:
Proceeds from notes payable	300,000	350,000
Principal and interest payments made on notes payable	–	(174,896)
Proceeds from equity financing	–	45,820
Net cash provided by financing activities	300,000	220,924

Increase in cash and cash equivalents	51,486	161,017
Cash and cash equivalents:
Beginning of period	2,379	36,865
End of period	$53,865	$197,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$705	$549

Supplemental disclosure of non-cash information:
Warrants issued in connection with debt financing	$13,343	$28,448
Return of shares	–	100
Shares issued for exercised warrant	–	1,610
Debt principal, interest and fees converted to common stock	–	76,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying consolidated financial information of Odyssey Health, Inc. and our wholly-owned subsidiary Odyssey Group International Australia, Pty Ltd, (collectively, the “Company”) is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial information as of July 31, 2024 is derived from our 2024 Annual Report on Form 10-K. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2024 Annual Report on Form 10-K filed with the SEC on November 13, 2024. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the three months ended October 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2024.

Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have superior clinical utility and serve an unmet medical need.. Our business model is to develop or acquire medical related products, engage third parties to help develop, complete clinical trials and manufacture products according to FDA regulations. We have two different technologies; the CardioMap® heart monitoring and screening device and the Save a Life choking rescue device.

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

Going Concern

We did not recognize any revenues for the year ended July 31, 2024, or the three months ended October 31, 2024, and we had an accumulated deficit of $62,022,052 as of October 31, 2024. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at October 31, 2024, of $53,865 will not provide enough working capital to meet our current operating expenses through the second quarter of fiscal 2025.

The operating deficit and negative working capital at October 31, 2024 indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

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

Note 3. Investment

Investment consists of 511,308 shares of Oragenics, Inc. (“Oragenics”) common stock which is valued quarterly based on the common stock price as reported by the NYSE American stock exchange. Our 511,308 shares of Oragenics common stock represented 4.2% of the outstanding shares of Oragenics common stock at October 31, 2024.

We also hold 7,488,692 shares of Oragenics convertible Series F preferred stock (the “Preferred Stock”) which is accounted for at cost minus impairments as it is not currently listed on a registered securities exchange. The Preferred Stock is not accounted for as an equity-method investment as it does not have voting rights nor board representation and management does not have significant influence over Oragenics. The Preferred Stock currently has a value of zero.

See also Note 4.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2, or Level 3 during the three months ended October 31, 2024, or the year ended July 31, 2024.

The carrying values of cash, prepaid expenses and other current assets, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended October 31, 2024.

Financial instruments that are carried at fair value consist of our common stock of Oragenics as follows:

	October 31, 2024
	Level 1	Level 2	Level 3	Total
Oragenics common stock	$158,505	$–	$–	$158,505

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Oragenics common stock	$529,203	$–	$–	$529,203

Valuation of Oragenics Common Stock

Our 511,308 shares of Oragenics common stock were valued at $0.31 on October 31, 2024, as quoted on the NYSE American Stock Exchange.

Contingent Liabilities

At October 31, 2024 and July 31, 2024, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at October 31, 2024 and July 31, 2024 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the milestones will be met.

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

	October 31, 2024	July 31, 2024
Carrying value	$1,952,991	$1,684,667
Fair value	$1,952,991	$1,684,667

Note 5. Debt

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

Following these amendments and payments, at October 31, 2024, there was $1,035,000 of principal and $194,749 of accrued interest outstanding.

Accredited Investor Promissory Note

On August 14, 2024, we entered into a $300,000 promissory note (the “Note”) with an accredited investor. The $300,000 was received on August 22, 2024. The Note has a one-year maturity, becoming due on August 22, 2025, and bears interest at the rate of 18% per annum. In addition, we issued the investor a warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029, with a fair value of $13,343. At October 31, 2024, $300,000 in principal and $11,539 in accrued interest remained outstanding.

Accredited Investor Promissory Note Amendment

On February 13, 2024, we entered into a six-month promissory note for $50,000, with Jonathan Lutz, an accredited investor, with an interest rate of 10% per annum and due August 11, 2024 and convertible into 20,000 shares of Oragenics common stock currently held by us at the investor’s option. In June 2024, this note was amended to provide for settlement of the note by issuing the accredited investor 30,000 shares of Oragenics common stock currently held by us at the investor’s option. In August 2024, this note was amended to extended the maturity date to February 13, 2025. At October 31, 2024, $50,000 in principal and $3,577 in accrued interest remained outstanding.

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

On October 29, 2024, we entered into Amendment No. 3 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the $200,000 amortization payment due September 13, 2024, was extended to March 13, 2025, and the maturity date was extended to June 13, 2025. As consideration, we pledged 1,000,000 shares of Oragenics Preferred Stock held by us as collateral until the note is paid. At October 31, 2024, we had a total of 1,154,545 shares of Oragenics Preferred Stock pledged as collateral, which included 154,545 shares pledged upon entering into the sale agreement with Oragenics in December 2023.

Following these repayments and conversions, at October 31, 2024, there was $499,667 of principal, $39,288 of accrued interest, and warrants exercisable for 14,666,667 shares of our common stock outstanding.

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

At October 31, 2024, we had $100,000 of principal and $22,879 of accrued interest related to these Promissory Notes outstanding.

Notes Payable

The following notes payable were outstanding:

	October 31, 2024	July 31, 2024
Convertible note issued to LGH due December 31, 2024, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,035,000
Promissory notes issued to officers and directors due December 31, 2024, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	100,000
Accredited investor promissory note due February 13, 2025, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock held by us.	50,000	50,000
Mast Hill convertible promissory note due June 13, 2025, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	499,667
Accredited investor promissory note due August 22, 2025, with an interest rate of 18% per annum	300,000	–
	1,984,667	1,684,667
Unamortized debt discount and closing costs	(31,676)	(38,134)
	$1,952,991	$1,646,533

Note 6. Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At October 31, 2024, 17,625,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and no shares remained available for future awards.

Stock Options and Restricted Stock Units

There was no stock option or restricted stock unit activity during the quarter ended October 31, 2024.

Warrants

The fair value of warrants are estimated at the agreement date using the Black-Scholes option-pricing model.  The determination of fair value using the Black-Scholes pricing model is affected by our stock price, as well as by assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk free interest rate, and term of the agreement. We estimate volatility based on historical volatility of our common stock over the term of the debt.  We record the fair value as a discount to debt and amortize it over the term of the agreement. All warrants are deemed to be equity classified warrants in accordance with ASC 470.

Warrant activity during the first quarter of 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2024	21,725,274	$0.27
Warrants issued	300,000	0.10
Warrants expired	(550,000)	0.50
Warrants outstanding at October 31, 2024	21,475,274	$0.25

Unrecognized Stock-Based Compensation Costs

At October 31, 2024, we had unrecognized stock-based compensation of $137,662, which will be recognized as a component of general and administrative expenses over the weighted average remaining vesting period of 0.5 years.

Note 7. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended October 31,
	2024	2023
Options to purchase common stock	18,470,000	11,295,000
Shares issuable upon conversion of convertible notes and related accrued interest	25,589,326	21,564,456
Warrants to purchase common stock	21,475,274	12,558,607
Unvested restricted stock units	–	2,222,220
Total potentially dilutive securities	65,534,600	47,640,283

Note 8. Related Party Transactions

Due to Officers

The following amounts were due to officers for reimbursement of expenses and were included in accounts payable within the accompanying consolidated balance sheets:

	October 31, 2024	July 31, 2024
Joseph M. Redmond, CEO	$1,094	$12,313
Christine Farrell, CFO	2,246	2,836
	$3,340	$15,149

The amount of unpaid salary and bonus due to our officers was included in accrued wages within the accompanying consolidated balance sheets and was as follows:

	October 31, 2024	July 31, 2024
Joseph M. Redmond, CEO	$1,243,493	$1,138,400
Christine Farrell, CFO	428,694	370,309
	$1,672,187	$1,508,710

See Note 7 for a discussion of $25,000 Promissory Notes payable to each of two officers and two directors.

Note 9. Subsequent Events

Management has performed a review of all events and transactions occurring after October 31, 2024 through the date the accompanying unaudited interim condensed consolidated financial statements were available to be issued for items that would require adjustment to or disclosure in the accompanying unaudited interim condensed consolidated financial statements, noting no such events or transactions.

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

Many possible events or factors could affect our future financial results and performance and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2024 (“2024 Annual Report”) and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Recent Funding

Accredited Investor Promissory Note

On August 14, 2024, we entered into a $300,000 promissory note (the “Note”) with an accredited investor. The $300,000 was received on August 22, 2024. The Note has a one-year maturity, becoming due on August 22, 2025, and bears interest at the rate of 18% per annum. In addition, we issued the investor a warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029, with a fair value of $13,343. At October 31, 2024, $300,000 in principal and $11,539 in accrued interest remained outstanding.

Going Concern

See Note 1 of Notes to Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

During the three months ended October 31, 2024, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2024, which was filed with the SEC on November 13, 2024.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three-month periods ended October 31, 2024 or 2023. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended October 31,		$	%
	2024	2023	Change	Change
Research and development	$–	$23,001	$(23,001)	100%
Stock-based compensation	60,487	322,798	(262,311)	81%
General and administrative	519,841	501,440	18,401	4%
Gain on sale of asset	–	(500,000)	500,0000	-100%
Loss from operations	(580,328)	(347,239)	(233,089)	-67%

Unrealized losses on investment	(370,698)	–	(370,698)	-100%
Interest expense	(68,781)	(190,861)	122,080	64%
Other income, net	901	65	836	nm
Net loss	$(1,018,906)	$(538,035)	$(480,871)	-89%
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	nm

Research and Development

Research and development relates to our current projects and includes expenses for clinical research, design and manufacturing, formulation, regulatory and consultants.

Currently, we are not working on any research and development projects.

Stock-Based Compensation

The decrease in stock-based compensation was due to fewer awards issued in recent quarters as well as a lower price for our common stock.

General and Administrative Expense

General and administrative includes expenses related to salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The change in General and administrative expense was due to the following:

Three months ended October 31, 2024 compared to three months ended October 31, 2023
Increase (decrease) in:
Public company expense	$185,914
Wages	(72,046)
Business development and investor relations	(70,371)
Legal and professional fees	(28,932)
Bad debt expense	22,625
Insurance	(5,202)
Travel	(4,832)
Other	(8,755)
$18,401

The decreases in wages and business development and investor relations were due to fewer employees and lower activity throughout the company.

Gain on Sale of Asset

The gain on sale of asset in fiscal 2024 relates to our sale of our drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device to Oragenics in December 2023.

Unrealized Losses on Investment

Unrealized losses on investment in relates to the valuation of the common stock of Oragenics held by us as an investment. See Notes 3 and 4 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended October 31,
	2024	2023
Weighted average debt outstanding	$1,939,015	$2,563,270
Weighted average interest rate	10.07%	9.33%

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent financings.

The following table sets forth the primary sources and uses of cash:

	Three Months Ended October 31,
	2024	2023
Net cash used in operating activities	$(248,514)	$(59,907)
Net cash provided by financing activities	300,000	220,924

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

Debt

The following notes payable were outstanding:

	October 31, 2024	July 31, 2024
Convertible note issued to LGH due December 31, 2024, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,035,000
Promissory notes issued to officers and directors due December 31, 2024, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	100,000
Accredited investor promissory note due February 13, 2025, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock held by us.	50,000	50,000
Mast Hill convertible promissory note due June 13, 2025, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	499,667
Accredited investor promissory note due August 22, 2025, with an interest rate of 18% per annum	300,000	–
	1,984,667	1,684,667
Unamortized debt discount and closing costs	(31,676)	(38,134)
	$1,952,991	$1,646,533

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 31, 2024, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 management identified the following material weaknesses in internal control over financial reporting:

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended October 31, 2024, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the three-month period ended October 31, 2024 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2024. If any of the identified risks occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2024 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued an accredited investor, a warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029, with a fair value of $13,343.

In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

Item 5.	Other Information

During the quarter ended October 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 16, 2024.

ODYSSEY HEALTH, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

