Form 10-Q
period 2025-01-31
Odyssey Health, Inc.
filed 2025-03-14
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

96,709,763 shares of common stock, par value $.001 per share, outstanding as of March 14, 2025.

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended January 31, 2025

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2025	2024
Assets
Current assets:
Cash	$7,187	$2,379
Research and development rebate due from Australian government	–	22,625
Prepaid expenses and other current assets	101,174	31,939
Total current assets	108,361	56,943

Investment	158,505	529,203
Total assets	$266,866	$586,146

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,452,794	$1,275,996
Accrued wages	1,864,463	1,648,586
Accrued interest	322,382	223,754
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	100,000
Notes payable, net of unamortized debt discount and closing costs of $19,646 and $38,134	1,865,021	1,546,533
Total current liabilities	6,729,686	5,919,895

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 96,709,763 and 96,709,763 shares issued and outstanding	96,710	96,710
Additional paid-in-capital	55,682,648	55,572,687
Accumulated deficit	(62,242,178)	(61,003,146)
Total stockholders' deficit	(6,462,820)	(5,333,749)
Total liabilities and stockholders' deficit	$266,866	$586,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Research and development expense	$–	$42,765	$–	$65,766
Stock-based compensation	36,131	67,391	96,618	1,000,188
General and administrative expense	120,462	437,274	639,402	938,716
Loss from operations	(156,593)	(1,157,430)	(736,020)	(2,004,670)

Gain on sale of asset	–	15,900,687	–	16,400,687
Investment revaluation	–	(1,332,980)	(370,698)	(1,332,980)
Interest expense	(63,431)	(141,601)	(132,217)	(332,462)
Other income (expense), net	(102)	8,890	(97)	8,956
Net income (loss)	(220,126)	13,277,566	(1,239,032)	12,739,531
Deemed dividend	–	(63,455)	–	(63,455)
Net income (loss) attributable to common shareholders	$(220,126)	$13,214,111	$(1,239,032)	$12,676,076

Basic net income (loss) per share	$(0.00)	$0.14	$(0.01)	$0.14

Diluted net income (loss) per share	$(0.00)	$0.12	$(0.01)	$0.12

Shares used for basic net income (loss) per share	104,709,763	91,975,356	104,709,763	89,879,237

Shares used for diluted net income (loss) per share	104,709,763	114,056,382	104,709,763	112,043,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Dollars	Capital	Deficit	Deficit

Balances, July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)
Stock-based compensation	–	–	60,487	–	60,487
Warrants issued in debt financing	–	–	13,343	–	13,343
Net loss	–	–	–	(1,018,906)	(1,018,906)
Balances, October 31, 2024	96,709,763	96,710	55,646,517	(62,022,052)	(6,278,825)
Stock-based compensation	–	–	36,131	–	36,131
Net loss	–	–	–	(220,126)	(220,126)
Balances, January 31, 2025	96,709,763	$96,710	$55,682,648	$(62,242,178)	$(6,462,820)

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Dollars	Capital	Deficit	Equity

Balances, July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)
Stock-based compensation	–	–	322,728	–	322,728
Common stock issued in debt financing	655,792	656	78,039	–	78,695
Common stock issued in equity financings	500,000	500	45,320	–	45,820
Warrants exercised in connection with debt financing	1,610,390	1,610	(1,610)	–	–
Warrants issued in debt financing	–	–	28,448	–	28,448
Return of shares	(100,000)	(100)	100	–	–
Net loss	–	–	–	(538,035)	(538,035)
Balances, October 31, 2023	81,734,061	81,734	54,335,403	(60,635,410)	(6,218,273)
Stock-based compensation	–	–	677,391	–	677,391
RSUs issued	1,500,000	1,500	(1,500)	–	–
Common stock issued in debt financing	11,098,989	11,100	912,828	–	923,928
Common stock issued in equity financings	100,000	100	9,700	–	9,800
Deemed dividend	–	–	63,455	(63,455)	–
Net income	–	–	–	13,277,566	13,277,566
Balances, January 31, 2024	94,433,050	$94,434	$55,997,277	$(47,421,299)	$8,670,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,239,032)	$12,739,531
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Amortization	–	1,538
Stock-based compensation	96,618	1,000,119
Financing costs paid via issuance of common stock	–	8,750
Amortization of debt discount and closing costs	31,831	219,258
Allowance for research and development rebut due	22,625	–
Unrealized losses on investment	370,698	1,332,980
Gain on sale of asset	–	(16,400,687)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(69,235)	21,742
Decrease in research and development rebate due	–	253,941
Increase (decrease) in accounts payable	176,798	(206,404)
Increase (decrease) in accrued wages	215,877	(49,870)
Increase in accrued interest	98,628	111,660
Net cash used in operating activities	(295,192)	(967,442)

Cash flows from investing activities:
Cash proceeds from sale of assets	–	1,000,000
Net cash provided by investing activities	–	1,000,000

Cash flows from financing activities:
Proceeds from notes payable	300,000	350,000
Principal payments made on notes payable	–	(274,896)
Interest payments made on notes payable	–	(34,007)
Proceeds from equity financing	–	55,620
Net cash provided by financing activities	300,000	96,717

Increase in cash	4,808	129,275

Cash:
Beginning of period	2,379	36,865
End of period	$7,187	$166,140

Supplemental disclosure of cash information:
Cash paid for interest	$1,758	$34,007

Supplemental disclosure of non-cash information:
Common stock issued for principal conversion of notes payable	$–	$993,872
Increase in principal of notes payable	–	60,000
Shares issued for exercised warrants	–	1,610
Return of shares	–	100
Deemed dividend	–	63,455
Warrants issued in connection with debt financing	13,343	28,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation, Nature of Operations and Going Concern

Basis of Presentation

The accompanying condensed consolidated financial information of Odyssey Health, Inc. and our wholly-owned subsidiary Odyssey Group International Australia, Pty Ltd, (collectively, the “Company”) is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial information as of July 31, 2024, is derived from our 2024 Annual Report on Form 10-K. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2024 Annual Report on Form 10-K filed with the SEC on November 13, 2024. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Our significant accounting policies have not changed during the six months ended January 31, 2025, from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2024.

Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have superior clinical utility and serve an unmet medical need. Our business model is to develop or acquire medical related products, engage third parties to help develop, complete clinical trials and manufacture products according to FDA regulations. We have two different technologies in development; the CardioMap® heart monitoring and screening device and the Save a Life choking rescue device.

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

We are not currently selling or marketing any products, as our products are in development and Food and Drug Administration (“FDA”) clearance or approval to market our products will be required to sell in the United States. In addition, we would require additional European Union or country specific clearance or approvals to sell internationally.

Going Concern

We did not recognize any revenues for the year ended July 31, 2024, or the six months ended January 31, 2025, and we had an accumulated deficit of $62,242,178 as of January 31, 2025. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at January 31, 2025 of $7,187 will not provide enough working capital to meet our current operating expenses through the third quarter of fiscal 2025.

The operating deficit and negative working capital at January 31, 2025 indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

We are continually adjusting our business plan to reflect our current liquidity expectations. If we are unable to raise additional capital, secure additional debt financing, secure additional equity financing, secure a strategic partner, reduce our operating expenditures, or seek bankruptcy protection, we will adjust our business plan. Given our recurring losses, negative cash flow and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Note 2.   New Accounting Pronouncements

ASU 2023-07

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, which provides amendments to reportable segment disclosure requirements requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating this ASU to determine its impact on our disclosures.

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

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

Note 3.   Investment

Investment consists of 511,308 shares of Oragenics, Inc. (“Oragenics”) common stock which is valued quarterly based on the common stock price as reported by the NYSE American stock exchange. Our 511,308 shares of Oragenics common stock represented 4.2% of the outstanding shares of Oragenics common stock as reported by Oragenics on November 13, 2024.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the six months ended January 31, 2025 or the year ended July 31, 2024.

The carrying values of cash, prepaid expenses and other current assets, accounts payable and accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended January 31, 2025.

Our financial instruments that are carried at fair value consist of our common stock of Oragenics as follows:

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Oragenics common stock	$158,505	$–	$–	$158,505

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Oragenics common stock	$529,203	$–	$–	$529,203

Valuation of Oragenics Common Stock

Our 511,308 shares of Oragenics common stock were valued at $0.31 per share on January 31, 2025, as quoted on the NYSE American Stock Exchange.

Contingent Liabilities

At January 31, 2025 and July 31, 2024, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We also had contingent consideration at January 31, 2025 and July 31, 2024 related to milestones in our Asset Purchase Agreement with Prevacus, Inc. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at both periods as it is not yet probable that any of the milestones will be met.

Fixed-Rate Debt

We have fixed-rate debt that is reported on our condensed consolidated balance sheets at carrying value less unamortized debt discount and closing costs. The fair value of our fixed-rate debt was calculated using a discounted cash flow methodology with estimated current interest rates based on similar risk profile and duration (Level 2). The carrying value, excluding unamortized debt discount and debt issuance costs, and the fair value of our fixed-rate long-term debt were as follows:

	January 31, 2025	July 31, 2024
Carrying value	$1,984,667	$1,684,667
Fair value	$1,984,667	$1,684,667

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

On February 18, 2025, and effective December 31, 2024, we entered into Amendment No. 9 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment, the maturity date of the note was extended to July 31, 2025.

Following these amendments and payments, at January 31, 2025, there was $1,035,000 of principal and $215,618 of accrued interest outstanding.

Accredited Investor Promissory Note

On August 14, 2024, we entered into a $300,000 promissory note (the “Note”) with an accredited investor. The $300,000 was received on August 22, 2024. The Note has a one-year maturity, becoming due on August 22, 2025, and bears interest at the rate of 18% per annum. In addition, we issued the investor a warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029, with a fair value of $13,343. At January 31, 2025, $300,000 in principal and $25,149 in accrued interest remained outstanding.

Accredited Investor Promissory Note Amendment

On February 13, 2024, we entered into a six-month promissory note for $50,000, with Jonathan Lutz, an accredited investor, with an interest rate of 10% per annum and due August 11, 2024, and convertible into 20,000 shares of Oragenics common stock currently held by us at the investor’s option. In June 2024, this note was amended to provide for settlement of the note by issuing the accredited investor 30,000 shares of Oragenics common stock currently held by us at the investor’s option. In August 2024, this note was amended to extend the maturity date to July 31, 2025. At January 31, 2025, $50,000 in principal and $4,838 in accrued interest remained outstanding.

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

On October 29, 2024, we entered into Amendment No. 3 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the $200,000 amortization payment due September 13, 2024, was extended to March 13, 2025, and the maturity date was extended to June 13, 2025. As consideration, we pledged 1,000,000 shares of Oragenics Preferred Stock held by us as collateral until the note is paid. At January 31, 2025, we had a total of 1,154,545 shares of Oragenics Preferred Stock pledged as collateral, which included 154,545 shares pledged upon entering into the sale agreement with Oragenics in December 2023.

Following these repayments and conversions, at January 31, 2025, there was $499,667 of principal, $51,882 of accrued interest, and warrants exercisable for 14,666,667 shares of our common stock outstanding.

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

On July 31, 2024, we entered into four Promissory Note Amendments (the “Amendments”) to the Promissory Notes entered into December 21, 2021, and December 22, 2021 with two directors and two officers to extend the maturity date of the Promissory Notes to January 31, 2025 and, on January 31, 2025, these Promissory Notes were again amended to extend the maturity date to July 31, 2025. All other terms and conditions remained the same.

At January 31, 2025, we had $100,000 of principal and $24,895 of accrued interest related to these Promissory Notes outstanding.

Notes Payable

The following notes payable were outstanding:

	January 31, 2025	July 31, 2024
Convertible note issued to LGH due July 31, 2025, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,035,000
Promissory notes issued to officers and directors due July 31, 2025, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	100,000
Accredited investor promissory note due July 31, 2025, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock held by us	50,000	50,000
Mast Hill convertible promissory note due June 13, 2025, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	499,667
Accredited investor promissory note due August 22, 2025, with an interest rate of 18% per annum	300,000	–
	1,984,667	1,684,667
Unamortized debt discount and closing costs	(19,646)	(38,134)
	$1,965,021	$1,646,533

Note 6.   Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At January 31, 2025, 17,625,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and no shares remained available for future awards.

Stock Options

Stock option activity during the six months ended January 31, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2024	18,470,000	$0.17
Options forfeited	(250,000)	0.09
Options expired	(250,000)	0.32
Options outstanding at January 31, 2025	17,970,000	$0.17

Warrants

Warrant activity during the six months ended January 31, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2024	21,725,274	$0.27
Warrants issued	300,000	0.10
Warrants expired	(550,000)	0.50
Warrants outstanding at January 31, 2025	21,475,274	$0.25

Unrecognized Compensation Costs

At January 31, 2025, we had unrecognized stock-based compensation of $81,780, which will be recognized over the weighted average remaining vesting period of 0.63 years.

Note 7.   Earnings (Loss) Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock and if-converted method. Dilutive potential common shares include outstanding stock options and stock awards.

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders used for basic earnings (loss) per share	$(220,126)	$13,214,111	$(1,239,032)	$12,676,076
Add back convertible debt interest	–	52,946	–	111,659
Add back convertible debt amortization	–	87,597	–	219,259
Plus: deemed dividend	–	63,455	–	63,455
Net income (loss) attributable to common stockholders used for diluted earnings (loss) per share calculations	$(220,126)	$13,418,109	$(1,239,032)	$13,070,449

Weighted average outstanding shares of common stock used for basic earnings (loss) per share	104,709,763	91,975,356	104,709,763	89,879,237
Dilutive effect of convertible debt	–	17,668,458	–	17,668,458
Dilutive effect of warrants	–	4,249,826	–	4,249,826
Dilutive effect of stock options	–	162,742	–	245,707
Common stock and common stock equivalents used for diluted earnings (loss) per share	104,709,763	114,056,382	104,709,763	112,043,228

Earnings (Loss) Per Share
Basic	$(0.00)	$0.14	$(0.01)	$0.14
Diluted	$(0.00)	$0.12	$(0.01)	$0.12

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Options to purchase common stock	17,970,000	14,045,000	17,970,000	13,795,000
Shares issuable upon conversion of convertible notes and related accrued interest	26,070,890	–	26,070,890	–
Warrants to purchase common stock	21,475,274	7,558,607	21,475,274	7,558,607
Total potentially dilutive securities	65,516,164	21,603,607	65,516,164	21,153,607

Note 8.       Related Party Transactions

Due to Officers

The following amounts were due to officers for reimbursement of expenses and were included in accounts payable within the accompanying Condensed Consolidated Balance Sheets:

	January 31, 2025	July 31, 2024
Joseph M. Redmond, CEO	$–	$12,313
Christine Farrell, CFO	1,425	2,836
	$1,425	$15,149

The amount of unpaid salary and bonus due to our officers was included in accrued wages within the accompanying Condensed Consolidated Balance Sheets and was as follows:

	January 31, 2025	July 31, 2024
Joseph M. Redmond, CEO	$1,273,954	$1,138,400
Christine Farrell, CFO	445,617	370,310
	$1,719,571	$1,508,710

Promissory Notes

See Note 6 for a discussion of $25,000 Promissory Notes payable to each of two officers and two directors.

Note 9. Subsequent Events

Management has performed a review of all events and transactions occurring after January 31, 2025 through the date the accompanying unaudited interim condensed consolidated financial statements were available to be issued for items that would require adjustment to or disclosure in the accompanying unaudited interim condensed consolidated financial statements, noting no such events or transactions.

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

Recent Funding

Accredited Investor Promissory Note

On August 14, 2024, we entered into a $300,000 promissory note (the “Note”) with an accredited investor. The $300,000 was received on August 22, 2024. The Note has a one-year maturity, becoming due on August 22, 2025, and bears interest at the rate of 18% per annum. In addition, we issued the investor a warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029, with a fair value of $13,343. At January 31, 2025, $300,000 in principal and $26,149 in accrued interest remained outstanding.

Going Concern

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

During the six months ended January 31, 2025, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2024, which was filed with the SEC on November 13, 2024.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three or six-month periods ended January 31, 2025 or 2024. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended January 31,		$	%
	2025	2024	Change	Change
Research and development expense	$–	$42,765	$(42,765)	-100%
Stock-based compensation	36,131	677,391	(641,260)	-95%
General and administrative expense	120,462	437,274	(316,812)	-72%
Loss from operations	(156,593)	(1,157,430)	1,000,837	-86%

Gain on sale of asset	–	15,900,687	(15,900,687)	100%
Investment revaluation	–	(1,332,980)	1,332,980	100%
Interest expense	(63,431)	(141,601)	78,170	55%
Other income (loss), net	(102)	8,890	(8,992)	-101%
Net income (loss)	(220,126)	13,277,566	(13,497,692)	102%
Deemed dividend	–	(63,455)	63,455	100%
Net income (loss) attributable to common stockholders	$(220,126)	$13,214,111	$(13,434,237)	-102%
Basic net income (loss) per share	$0.00	$0.14	$(0.14)	-100%
Diluted net income (loss) per share	$0.00	$0.12	$(0.12)	-100%

	Six Months Ended January 31,		$	%
	2025	2024	Change	Change
Research and development expense	$–	$65,766	$(65,766)	-100%
Stock-based compensation	96,618	1,000,188	(903,570)	-90%
General and administrative expense	639,402	938,716	(299,314)	-32%
Loss from operations	(736,020)	(2,004,670)	(1,268,650)	-64%

Gain on sale of asset	–	16,400,687	(16,400,687)	-100%
Investment revaluation	(370,698)	(1,332,980)	962,282	72%
Interest expense	(132,217)	(332,462)	200,245	60%
Other income, net	(97)	8,956	(9,053)	-101%
Net income (loss)	(1,239,032)	12,739,531	(13,978,563)	-110%
Deemed dividend	–	(63,455)	63,455	-100%
Net income (loss) attributable to common stockholders	$(1,239,032)	$12,676,076	$(13,915,108)	-110%
Basic net income (loss) per share	$(0.01)	$0.14	$(0.15)	-108%
Diluted net income (loss) per share	$(0.01)	$0.12	$(0.13)	-108%

Research and Development Expense

Our Research and development expense includes expenses related to our current projects and include clinical research, design and manufacturing, formulation, regulatory and consultants.

We are not currently working on any projects and, therefore, we did not have any Research and development expense in the three or six months ended January 31, 2025.

Stock-Based Compensation

The decreases in Stock-based compensation for the three and six month periods ended January 31, 2025 compared to the same periods of 2024 were due to no options granted in the three and six month periods ended January 31, 2025 and fewer unvested awards outstanding.

General and Administrative Expense

General and administrative includes expenses related to salaries and related benefits for employees in finance, accounting, sales, administrative and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company and legal and professional fees.

The decreases in General and administrative expense were due to the following:

	Three months ended January 31, 2025 compared to three months ended	Six months ended January 31, 2025 compared to six months ended
	January 31, 2024	January 31, 2024
Increase (decrease) in:
Business development and investor relations	$(41,385)	$(96,756)
Consulting fees	(10,000)	(25,000)
Insurance expense	(6,249)	(11,451)
Legal and professional fees	(91,247)	(120,179)
Public Company Expense	(29,628)	154,536
Wages	(126,503)	(198,549)
Other	(11,800)	(1,915)
	$(316,812)	$(299,314)

The decreases in wages and business development and investor relations were due to fewer employees and lower activity throughout the company. The decrease in legal and professional fees was due to lower legal fees incurred.

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

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of beneficial conversion feature, debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Weighted average debt outstanding	$1,902,147	$1,724,492	$1,829,421	$1,836,816
Weighted average interest rate	10.4%	8.8%	10.8%	8.2%

The decreases in interest expense in the three and six month periods ended January 31, 2025, compared to the same periods of 2024 were due to lower amortization of beneficial conversion feature, debt discount and debt issuance costs, partially offset by higher average debt outstanding and higher average interest rates.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent financings.

The following table sets forth the primary sources and uses of cash:

	Six Months Ended January 31,
	2025	2024
Net cash used in operating activities	$(295,192)	$(967,442)
Net cash provided by investing activities	–	1,000,000
Net cash provided by financing activities	300,000	96,717

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

Debt

The following notes payable were outstanding:

	January 31, 2025	July 31, 2024
Convertible note issued to LGH due July 31, 2025, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,035,000
Promissory notes issued to officers and directors due July 31, 2025, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	100,000
Accredited investor promissory note due July 31, 2025, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock held by us	50,000	50,000
Mast Hill convertible promissory note due June 13, 2025, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	499,667
Accredited investor promissory note due August 22, 2025, with an interest rate of 18% per annum	300,000	–
	1,984,667	1,684,667
Unamortized debt discount and closing costs	(19,646)	(38,134)
	$1, 965,021	$1,646,533

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of January 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, management identified the following material weaknesses in internal control over financial reporting:

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended January 31, 2025, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the six months ended January 31, 2025, to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2024. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2024, are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 5.	Other Information

During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Form of Amendment No. 10 to Promissory Note (Filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 6, 2025 and incorporated herein by reference).
10.2	Amendment No. 10 to Convertible Promissory Note with LGH Investments dated April 5, 2021. (Filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 12, 2025 and incorporated herein by reference)
10.3	Amendment No. 3 to Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 (Filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 19, 2025 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2025.

ODYSSEY HEALTH, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

