Form 10-Q
period 2025-04-30
Odyssey Health, Inc.
filed 2025-06-13
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.001 par value)	ODYY	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

96,709,763 shares of common stock, par value $0.001 per share, outstanding as of June 13, 2025.

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended April 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2025	2024
Assets
Current assets:
Cash	$3,186	$2,379
Research and development rebate due from Australian government	–	22,625
Prepaid expenses and other current assets	64,173	31,939
Total current assets	67,359	56,943

Investment in Oragenics, Inc. common stock	97,149	529,203
Total assets	$164,508	$586,146

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,477,577	$1,275,996
Accrued wages	1,916,943	1,648,586
Accrued interest	371,090	223,754
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	100,000
Notes payable, net of unamortized beneficial conversion feature, debt discount and closing costs of $8,013 and $38,134	1,876,654	1,546,533
Total current liabilities	6,867,290	5,919,895

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 96,709,763 shares issued and outstanding	96,710	96,710
Additional paid-in capital	55,694,429	55,572,687
Accumulated deficit	(62,493,921)	(61,003,146)
Total stockholders’ deficit	(6,702,782)	(5,333,749)
Total liabilities and stockholders’ deficit	$164,508	$586,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2025	2024	2025	2024

Research and development expense	$–	$–	$–	$65,766
Stock-based compensation	11,781	51,483	108,399	1,051,671
General and administrative expense	117,274	320,888	756,676	1,259,606
Loss from operations	(129,055)	(372,371)	(865,075)	(2,377,043)

Gain on sale of asset	–	–	–	16,400,687
Change in fair value of investment in common stock	(61,357)	(367,929)	(432,053)	(1,700,909)
Interest expense	(61,395)	(102,227)	(193,611)	(434,689)
Other income (expense), net	64	186	(36)	9,144
Net income (loss)	(251,743)	(842,341)	(1,490,775)	11,897,190
Deemed dividend - warrants	–	–	–	(63,455)
Net income (loss) attributable to common stockholders	$(251,743)	$(842,341)	$(1,490,775)	$11,833,735

Basic net income (loss) per share attributable to common stockholders	$(0.00)	$(0.01)	$(0.01)	$0.13

Diluted net income (loss) per share attributable to common stockholders	$(0.00)	$(0.01)	$(0.01)	$0.11

Shares used for basic net income (loss) per share attributable to common stockholders	104,709,763	103,789,222	104,709,763	94,496,866

Shares used for diluted net income (loss) per share attributable to common stockholders	104,709,763	103,789,222	104,709,763	113,895,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Capital	Deficit	(Deficit)
Balances, July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)
Stock-based compensation	–	–	60,487	–	60,487
Warrants issued in debt financing	–	–	13,343	–	13,343
Net loss	–	–	–	(1,018,906)	(1,018,906)
Balances, October 31, 2024	96,709,763	96,710	55,646,517	(62,022,052)	(6,278,825)
Stock-based compensation	–	–	36,131	–	36,131
Net loss	–	–	–	(220,126)	(220,126)
Balances, January 31, 2025	96,709,763	96,710	55,682,648	(62,242,178)	(6,462,820)
Stock-based compensation	–	–	11,781	–	11,781
Net loss	–	–	–	(251,743)	(251,743)
Balances, April 30, 2025	96,709,763	$96,710	$55,694,429	$(62,493,921)	$(6,702,782)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Capital	Deficit	(Deficit)
Balances, July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)
Stock-based compensation	–	–	322,728	–	322,728
Common stock issued in debt financing	655,792	656	78,039	–	78,695
Common stock issued in equity financings	500,000	500	45,320	–	45,820
Warrants exercised in connection with debt financing	1,610,390	1,610	(1,610)	–	–
Warrants issued in debt financing	–	–	28,448	–	28,448
Return of shares	(100,000)	(100)	100	–	–
Net loss	–	–	–	(538,035)	(538,035)
Balances, October 31, 2023	81,734,061	81,734	54,335,403	(60,635,410)	(6,218,273)
Stock-based compensation	–	–	677,391	–	677,391
Restricted stock units issued	1,500,000	1,500	(1,500)	–	–
Common stock issued in debt financing	11,098,989	11,100	912,828	–	923,928
Common stock issued in equity financings	100,000	100	9,700	–	9,800
Deemed dividend - warrants	–	–	63,455	(63,455)	–
Net income	–	–	–	13,277,566	13,277,566
Balances, January 31, 2024	94,433,050	94,434	55,997,277	(47,421,299)	8,670,412
Stock-based compensation	–	–	51,483	–	51,483
Warrants exercised in connection with debt financing	1,926,713	1,926	(1,926)	–	–
Net loss	–	–	–	(842,341)	(842,341)
Balances, April 30, 2024	96,359,763	$96,360	$56,046,834	$(48,263,640)	$7,879,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(1,490,775)	$11,897,190
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Amortization	–	1,538
Stock-based compensation	108,399	1,051,602
Gain on sale of asset	–	(16,400,687)
Financing costs paid with issuance of common stock	–	8,750
Amortization of beneficial conversion feature, debt discount and closing costs	43,464	284,665
Allowance for research and development rebate due from Australian government	22,625	–
Change in fair value of investment in common stock	432,054	1,700,909
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(32,234)	27,693
Decrease in research and development rebate due from Australian government	–	253,941
Increase (decrease) in accounts payable	201,581	(175,416)
Increase in accrued wages	268,357	84,825
Increase in accrued interest	147,336	113,415
Net cash used in operating activities	(299,193)	(1,151,575)

Cash flows from investing activities:
Cash proceeds from sale of assets	–	1,000,000
Net cash provided by investing activities	–	1,000,000

Cash flows from financing activities:
Proceeds from notes payable	300,000	400,000
Principal payments made on notes payable	–	(274,896)
Proceeds from equity financing	–	55,620
Net cash provided by financing activities	300,000	180,724

Net increase in cash	807	29,149

Cash at beginning of period	2,379	36,865
Cash at end of period	$3,186	$66,014

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,811	$36,319

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with debt financing	$13,343	$28,448
Common stock issued to settle notes payable and accrued interest	–	993,872
Increase in fees related to extension of LGH debt maturity date recorded as additional principal	–	60,000
Shares issued for exercised warrants	–	3,536
Shares returned	–	100
Deemed dividend for the reduction of exercise price of warrants	–	63,455
Accounts payable assumed by Oragenics, Inc.	–	325,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.       Basis of Presentation, Nature of Operations and Going Concern

Basis of Presentation

The accompanying condensed consolidated financial information of Odyssey Health, Inc. and our wholly-owned subsidiary, Odyssey Group International Australia, Pty Ltd, (“Odyssey”, “we,” “our,” or “us”) is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. However, such information reflects all adjustments, consisting only of normal recurring adjustments unless otherwise noted, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of July 31, 2024, is derived from our 2024 Annual Report on Form 10-K. The financial statements included herein should be read in conjunction with the financial statements and the notes included in our 2024 Annual Report on Form 10-K filed with the SEC on November 13, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

During the nine months ended April 30, 2025, there were no significant changes to our significant accounting policies as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2024, which was filed with the SEC on November 13, 2024.

Nature of Operations

Our corporate mission is to create or acquire distinct medical assets, intellectual property, and technologies with an emphasis on acquisition targets that have superior clinical utility and serve an unmet medical need. Our business model is to develop or acquire medical related products, engage third parties to help develop, complete clinical trials and manufacture products according to FDA regulations. We have intellectual property for two different technologies, the CardioMap® heart monitoring and screening device and the Save a Life choking rescue device.

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

Going Concern

We did not recognize any revenues for the year ended July 31, 2024, or the nine months ended April 30, 2025, and we had an accumulated deficit of $62,493,921 as of April 30, 2025. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. Cash available at April 30, 2025, of $3,186 will not provide enough working capital to meet our current operating expenses through June 12, 2026.

The operating deficit and negative working capital at April 30, 2025, indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

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

Note 2.       New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which provides amendments to reportable segment disclosure requirements requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We have one segment. The adoption of ASU 2023-07 did not have any effect on our financial position, results of operations or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors with the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

Note 3.       Investments

We own 511,308 shares of Oragenics, Inc. (“Oragenics”) common stock which is recorded at fair value based on the common stock price as reported by the NYSE American stock exchange. Our 511,308 shares of Oragenics common stock represented 2.4% of the outstanding shares of Oragenics common stock as reported by Oragenics on May 9, 2025. See also Note 4.

We also hold 7,488,692 shares of Oragenics convertible Series F preferred stock (the “Preferred Stock”) which is accounted for at cost minus impairments as it is not currently listed on a registered securities exchange. The Preferred Stock is not accounted for as an equity-method investment as it does not have voting rights nor board representation and management does not have significant influence over Oragenics. At April 30, 2025 and July 31, 2024, the Preferred Stock was valued at zero.

Note 4.       Fair Value Measurements

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the nine months ended April 30, 2025, or the year ended July 31, 2024.

The carrying values of Cash, Prepaid expenses and other current assets, Accounts payable and Accrued wages approximate their fair value due to their short maturities.

No changes were made to our valuation techniques during the quarter ended April 30, 2025.

Our financial instruments that are carried at fair value consist of our common stock of Oragenics as follows:

	April 30, 2025
	Level 1	Level 2	Level 3	Total
Oragenics common stock	$97,149	$–	$–	$97,149

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Oragenics common stock	$529,203	$–	$–	$529,203

Valuation of Oragenics Common Stock

Our 511,308 shares of Oragenics common stock were valued at $0.19 per share on April 30, 2025, as quoted on the NYSE American Stock Exchange.

Contingent Liabilities

At April 30, 2025 and July 31, 2024, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero as of both April 30, 2025 and July 31, 2024, since it is not yet probable that we will file for FDA clearance.

On March 1, 2025, our four-year agreement regarding contingent consideration related to milestones in our Asset Purchase Agreement with Prevacus, Inc. expired and, accordingly, no further assessments of contingent consideration will be made in future periods. The fair value of the contingent consideration was reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at April 30, 2025 and July 31, 2024.

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

	April 30, 2025	July 31, 2024
Carrying value	$1,984,667	$1,684,667
Fair value	$1,984,667	$1,684,667

Note 5.       Debt

LGH Investments, LLC

On April 5, 2021, we entered into a Securities Purchase Agreement with LGH Investments, LLC (“LGH”) pursuant to which we entered into a $1,050,000 face value convertible promissory note which bears interest at a one-time rate of 8.0% applied to the face value and is due February 5, 2022 (the “2021 Note”). We received $1,000,000 net cash from the issuance of the 2021 Note and incurred a $50,000 original issue discount and $30,000 closing costs, which were amortized over the life of the 2021 Note.

On February 15, 2022, we entered into Amendment No. 1 to the Note with an effective date of February 1, 2022. Pursuant to the Amendment, the maturity date of the Note was extended from February 5, 2022 to May 31, 2022. As consideration, $200,000 was added to the principal amount outstanding, we issued 100,000 shares of our common stock to LGH with a value of $51,000 and we will pay down principal and interest on the Note in the amount of the lesser of 10% or $250,000 of any future capital raises, investments, donations or financings unless the Note has been converted. The conversion rate of the Note is $1.00 per share for a total of 1,336,000 shares of our common stock if converted in full, including interest.

On June 10, 2022, we entered into Amendment No. 2 to the Note. Pursuant to the Amendment, the maturity date of the Note was extended from May 31, 2022 to August 30, 2022, and the conversion rate was changed from $1.00 to $0.20 per share. All other terms and conditions remain the same.

On September 29, 2022, we entered into Amendment No. 3 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH . Pursuant to Amendment No. 3, the maturity date of the note was extended to December 31, 2022. As consideration, $115,000 was added to the principal amount outstanding and is being amortized as interest expense over the remaining term of the Note. All other terms and conditions remain the same.

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

On December 30, 2023, we entered into Amendment No. 7 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment, the maturity date of the note was extended to June 30, 2024. As consideration, $60,000 was added to the principal amount outstanding. In addition, Section (3)(d)(ii) was redefined to allow us to prepay the Note at any time by providing LGH notice of our intent to prepay the outstanding amounts due under the Note. Once we provide notice of our intent to prepay, LGH shall have the sole option to convert any amounts due under the Note for 30 days prior to us making payment. If LGH does not elect to make a conversion within the 30 days, we will tender the full amount in the prepayment notice by paying 110% of the total outstanding balance including all principal, defaults and interest to LGH within 5 calendar days. If LGH has previously provided a notice of conversion to us, we may not prepay any of the amount included in such notice. All other terms and conditions remain the same.

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

Following these amendments and payments, at April 30, 2025, there was $1,035,000 of principal and $235,807 of accrued interest outstanding.

Accredited Investor Promissory Note

On August 14, 2024, we entered into a $300,000 promissory note (the “Note”) with an accredited investor. The $300,000 was received on August 22, 2024. The Note has a one-year maturity, becoming due on August 22, 2025, and bears interest at the rate of 18% per annum. In addition, we issued the investor a warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029, with a fair value of $13,343. At April 30, 2025, $300,000 in principal and $38,315 in accrued interest remained outstanding.

Accredited Investor Promissory Note Amendment

On February 13, 2024, we entered into a six-month promissory note for $50,000, with Jonathan Lutz, an accredited investor, with an interest rate of 10% per annum and due August 11, 2024, and convertible into 20,000 shares of Oragenics common stock currently held by us at the investor’s option. In June 2024, this note was amended to provide for settlement of the note by issuing the accredited investor 30,000 shares of Oragenics common stock currently held by us at the investor’s option. In August 2024, this note was amended to extend the maturity date to July 31, 2025. At April 30, 2025, $50,000 in principal and $6,058 in accrued interest remained outstanding.

Mast Hill Fund L.P.

On December 13, 2022, we entered into a Securities Purchase Agreement (the “SPA”) with Mast Hill Fund, L.P. (“Mast Hill”). Pursuant to the SPA, we sold Mast Hill (i) an $870,000 face value, one-year, 10% per annum Promissory Note convertible into shares of our common stock at $0.12 per share, (ii) a five-year share purchase warrant entitling Mast Hill to acquire 2,000,000 shares of our common stock at $0.20 per share, and (iii) a five-year warrant for 4,000,000 shares of our common stock at $0.20 per share issuable in the event of default. Net proceeds after original discount, fees, and expenses, was $723,868. Pursuant to our agreement with Mast Hill, we were required to notify Mast Hill of any draws on the LPC equity line of credit and at their request remit 30% of the proceeds. In connection with the Mast Hill agreement, we issued Carter Terry & Company, Inc. 213,725 shares of our common stock valued at $13,443.

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

On October 29, 2024, we entered into Amendment No. 3 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the $200,000 amortization payment due September 13, 2024, was extended to March 13, 2025, and the maturity date was extended to June 13, 2025. As consideration, we pledged 1,000,000 shares of Oragenics Preferred Stock held by us as collateral until the note is paid. At April 30, 2025, we had a total of 1,154,545 shares of Oragenics Preferred Stock pledged as collateral, which included 154,545 shares pledged upon entering into the sale agreement with Oragenics in December 2023.

Following these repayments and conversions, at April 30, 2025, there was $499,667 of principal, $64,067 of accrued interest, and warrants exercisable for 14,666,667 shares of our common stock outstanding.

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

On November 1, 2023, we entered into four Promissory Note Amendments to the Promissory Notes entered into on December 21, 2021, and December 22, 2021 with two directors and two officers to extend the maturity date of the Promissory Notes to January 31, 2024. All other terms and conditions remained the same.

On July 31, 2024, we entered into four Promissory Note Amendments to the Promissory Notes entered into on December 21, 2021, and December 22, 2021 with two directors and two officers to extend the maturity date of the Promissory Notes to January 31, 2025 and, on January 31, 2025, these Promissory Notes were again amended to extend the maturity date to July 31, 2025. All other terms and conditions remained the same.

At April 30, 2025, we had $100,000 of principal and $26,843 of accrued interest related to these Promissory Notes outstanding.

Notes Payable

The following notes payable were outstanding:

	April 30, 2025	July 31, 2024
Unsecured convertible note issued to LGH due July 31, 2025, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,035,000
Unsecured promissory notes issued to officers and directors due July 31, 2025, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	100,000
Accredited investor unsecured promissory note due July 31, 2025, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock held by us	50,000	50,000
Mast Hill secured convertible promissory note due June 13, 2025, with an interest rate of 10% per annum and convertible at $0.072 per share and secured by 1,154,545 shares of Oragenics Preferred Stock	499,667	499,667
Accredited investor unsecured promissory note due August 22, 2025, with an interest rate of 18% per annum	300,000	–
	1,984,667	1,684,667
Unamortized debt discount and closing costs	(8,013)	(38,134)
	$1,976,654	$1,646,533

Note 6.       Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At April 30, 2025, 16,245,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and 1,380,000 shares remained available for future awards pursuant to the 2021 Plan. In addition, 9,375,000 options have been granted outside of the 2021 Plan.

Stock Options

Stock option activity during the nine months ended April 30, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2024	18,470,000	$0.17
Options forfeited	(250,000)	0.08
Options expired	(600,000)	0.52
Options outstanding at April 30, 2025	17,620,000	0.16

Warrants

Warrant activity during the nine months ended April 30, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2024	21,725,274	$0.27
Warrants issued	300,000	0.10
Warrants expired	(550,000)	0.50
Warrants outstanding at April 30, 2025	21,475,274	0.25

Unrecognized Compensation Costs

At April 30, 2025, we had no unrecognized stock-based compensation.

Note 7.       Earnings (Loss) Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period, which includes fully vested restricted stock units for which common shares have not yet been issued. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock and if-converted method. Potential dilutive common shares include outstanding stock options, warrants and shares issuable upon the conversion of convertible debt.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders used for basic earnings (loss) per share	$(251,743)	$(842,341)	$(1,490,775)	$11,833,735
Add back convertible debt interest	–	–	–	147,422
Add back convertible debt amortization	–	–	–	284,665
Add back deemed dividend - warrants	–	–	–	63,455
Net income (loss) attributable to common stockholders used for diluted earnings (loss) per share calculations	$(251,743)	$(842,341)	$(1,490,775)	$12,329,277

Weighted average outstanding shares of common stock used for basic earnings (loss) per share	104,709,763	103,789,222	104,709,763	94,496,866
Dilutive effect of convertible debt	–	–	–	18,046,122
Dilutive effect of warrants	–	–	–	1,308,328
Dilutive effect of stock options	–	–	–	44,291
Common stock and common stock equivalents used for diluted earnings (loss) per share	104,709,763	103,789,222	104,709,763	113,895,608

Earnings (Loss) Per Share
Basic	$(0.00)	$(0.01)	$(0.01)	$0.13
Diluted	$(0.00)	$(0.01)	$(0.01)	$0.11

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Options to purchase common stock	17,620,000	17,070,000	17,620,000	16,620,000
Shares issuable upon conversion of convertible notes and related accrued interest	26,536,748	18,046,122	26,536,748	–
Warrants to purchase common stock	21,475,274	22,225,274	21,475,274	9,558,607
Total potentially dilutive securities	65,632,022	57,341,396	65,632,022	26,178,607

Note 8.       Related Party Transactions

Due to Officers

The following amounts were due to officers for reimbursement of expenses and were included in accounts payable within the accompanying Condensed Consolidated Balance Sheets:

	April 30, 2025	July 31, 2024
Joseph M. Redmond, CEO	$19,025	$12,313
Christine Farrell, CFO	24,951	2,836
	$43,976	$15,149

The amount of unpaid salary and bonus due to our officers was included in accrued wages within the accompanying Condensed Consolidated Balance Sheets and was as follows:

	April 30, 2025	July 31, 2024
Joseph M. Redmond, CEO	$1,299,846	$1,138,400
Christine Farrell, CFO	460,002	370,310
	$1,759,848	$1,508,710

Promissory Notes

See Note 5 for a discussion of $25,000 Promissory Notes payable to each of two officers and two directors.

Note 9.        Subsequent Events

On June 10, 2025, we entered into Amendment No. 4 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the parties agreed to move the maturity date to July 13, 2025.

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

Overview

Our business model is to develop or acquire unique medical related products, engage third parties to develop and manufacture such products and then distribute the products through various distribution channels, including third parties. We have two different technologies in the research and development stage; the CardioMap® heart monitoring and screening device, and the Save a Life choking rescue device. To date, none of our product candidates have received regulatory clearance or approval for commercial sale.

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

Recent Funding

Accredited Investor Promissory Note

On August 14, 2024, we entered into a $300,000 promissory note (the “Note”) with an accredited investor. The $300,000 was received on August 22, 2024. The Note has a one-year maturity, becoming due on August 22, 2025, and bears interest at the rate of 18% per annum. In addition, we issued the investor a warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029, with a fair value of $13,343. At April 30, 2025, $300,000 in principal and $38,315 in accrued interest remained outstanding.

Going Concern

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

During the nine months ended April 30, 2025, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2024, which was filed with the SEC on November 13, 2024.

Results of Operations

We do not currently sell or market any products and did not have any revenue in the three or nine month periods ended April 30, 2025 or 2024. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended April 30,		$	%
	2025	2024	Change	Change
Research and development expense	$–	$–	$–
Stock-based compensation	11,781	51,483	(39,702)	-77%
General and administrative expense	117,274	320,888	(203,614)	-63%
Loss from operations	(129,055)	(372,371)	243,316	-65%

Change in fair value of investment in common stock	(61,357)	(367,929)	306,572	-83%
Interest expense	(61,395)	(102,227)	40,832	-40%
Other income (expense), net	64	186	(122)	-66%
Net loss	(251,743)	(842,341)	590,598	-70%
Deemed dividend - warrants	–	–	–
Net loss attributable to common stockholders	$(251,743)	$(842,341)	$590,598	-70%
Basic net loss per share attributable to common stockholders	$(0.00)	$(0.01)	$0.01	-100%
Diluted net loss per share attributable to common stockholders	$(0.00)	$(0.01)	$0.01	-100%

	Nine Months Ended April 30,		$	%
	2025	2024	Change	Change
Research and development expense	$–	$65,766	$(65,766)	-100%
Stock-based compensation	108,399	1,051,671	(943,272)	-90%
General and administrative expense	756,676	1,259,606	(502,930)	-40%
Loss from operations	(865,075)	(2,377,043)	1,512,869	-64%

Gain on sale of assets	–	16,400,687	16,400,687	100%
Change in fair value of investment in common stock	(432,053)	(1,700,909)	1,268,856	75%
Interest expense	(193,611)	(434,689)	241,078	-55%
Other income, net	(36)	9,144	(9,180)	-100%
Net income (loss)	(1,490,775)	11,897,190	(13,387,064)	-113%
Deemed dividend - warrants	–	(63,455)	63,455	-100%
Net income (loss) attributable to common shareholders	$(1,490,775)	$11,833,735	$(13,323,609)	-113%
Basic net income (loss) per share attributable to common stockholders	$(0.01)	$0.13	$(0.14)	-108%
Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$0.11	$(0.12)	-109%

Research and Development Expense

Our Research and development expense includes expenses related to our current projects, including, clinical research, design and manufacturing, formulation, regulatory and consultants.

We are not currently working on any projects and, therefore, we did not have any Research and development expense in the three or nine months ended April 30, 2025.

Stock-Based Compensation

The decreases in Stock-based compensation for the three and nine months ended April 30, 2025 compared to the same periods of 2024 were due to no options granted in the three and nine month periods ended April 30, 2025 and fewer unvested awards outstanding.

General and Administrative Expense

General and administrative expense includes expenses related to salaries and benefits for employees, business development and investor relations, insurance expense, costs related to maintaining compliance as a public company, and legal and professional fees.

The net decreases in General and administrative expense were due to the following:

	Three months ended April 30, 2025 compared to three months ended	Nine months ended April 30, 2025 compared to nine months ended
	April 30, 2024	April 30, 2024
Increase (decrease) in:
Business development and investor relations	$(37,071)	$(158,827)
Insurance expense	(6,249)	(17,700)
Legal and professional fees	(26,945)	(147,124)
Public company expense	624	163,910
Travel	(36)	(11,201)
Wages	(136,492)	(335,041)
Other	2,555	3,053
	$(203,614)	$(502,930)

The decreases in wages and business development and investor relations were due to fewer employees and lower activity throughout the company. The decrease in legal and professional fees was due to lower legal fees incurred.

Gain on Sale of Asset

The gain on sale of asset in fiscal 2024 relates to our one-time sale of our drug candidates for the treatment of mild traumatic brain injury (“mTBI”), also known as concussion, and for the treatment of Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device to Oragenics in December 2023.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of beneficial conversion feature, debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Weighted average debt outstanding	$1,909,329	$1,660,778	$1,782,230	$1,778,993
Weighted average interest rate	10.36%	8.29%	11.10%	7.74%

The decreases in interest expense in the three and nine month periods ended April 30, 2025, compared to the same periods of 2024 were due to lower amortization of beneficial conversion feature, debt discount and debt issuance costs, partially offset by higher average debt outstanding and higher average interest rates.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent debt and equity financings.

The following table sets forth the primary sources and uses of cash:

	Nine Months Ended April 30,
	2025	2024
Net cash used in operating activities	$(299,193)	$(1,151,575)
Net cash provided by investing activities	–	1,000,000
Net cash provided by financing activities	300,000	180,724

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

Debt

The following notes payable were outstanding:

	April 30, 2025	July 31, 2024
Unsecured convertible note issued to LGH due July 31, 2025, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,035,000
Unsecured promissory notes issued to officers and directors due July 31, 2025, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	100,000
Accredited investor unsecured promissory note due July 31, 2025, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock held by us	50,000	50,000
Mast Hill secured convertible promissory note due June 13, 2025, with an interest rate of 10% per annum and convertible at $0.072 per share and secured by 1,154,545 shares of Oragenics Preferred Stock	499,667	499,667
Accredited investor unsecured promissory note due August 22, 2025, with an interest rate of 18% per annum	300,000	–
	1,984,667	1,684,667
Unamortized debt discount and closing costs	(8,013)	(38,134)
	$1,976,654	$1,646,533

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below, our disclosure controls and procedures were not effective.

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

In light of the material weakness described above, prior to the filing of this Form 10-Q for the period ended April 30, 2025, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the nine months ended April 30, 2025, to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2024. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2024, are not the only ones we face. Additional risks that we currently do not know about or believe to be immaterial may also impair our business operations.

Item 5.	Other Information

During the quarter ended April 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Amendment No. 4 dated June 10, 2025, to the Promissory Note issued on December 13, 2022 with Mast Hill Fund, L.P. **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

 ** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 13, 2025.

ODYSSEY GROUP INTERNATIONAL, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

