Form 10-K
period 2025-07-31
Odyssey Health, Inc.
filed 2025-10-29
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price ($0.0215) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (January 31, 2025).	$1,770,764

99,853,763 Number of shares of common stock outstanding as of October 29, 2025

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

ODYSSEY HEALTH, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2025

i

ODYSSEY HEALTH, INC. AND SUBSIDIARIES

PART I

Item 1.	Business

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I, “Risk Factors.”

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

General

Odyssey Health, Inc. and its subsidiaries, Odyssey Medical Devices, Inc. and Odyssey Group International Australia, Pty Ltd., is a publicly held company focused on acquiring and developing medical products. We are developing technologies that have a technological advantage, superior clinical utility, and a substantial market opportunity within significant target markets across the globe. The corporate mission is to create or acquire distinct technologies and intellectual property with an emphasis on acquisition targets that will generate positive cash flow. Our leadership team has significant experience and capabilities to commercialize our technologies and submit them to the appropriate regulatory agencies for marketing approval.

Our business model is to develop or acquire medical-related products, engage third parties to develop and manufacture such products and then distribute the products through various distribution channels, including third parties. We have two different technologies in research and development stage; the CardioMap heart monitoring and screening device, and the Save-A-Life choking rescue device.

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

Financial Information about Industry Segments

We operate in one reportable segment, which includes all of our business activities. See financial statements.

Our Growth Strategy

If the Food and Drug Administration (“FDA”) clears or approves our product candidates to be marketed commercially, we intend to enter into agreements with industry partners or qualified distributors throughout the United States. A similar approach will be pursued if our product candidates are cleared or approved for marketing outside of the United States. We intend to require such partners or distributors to pay us an initial license fee, as well as royalties based on gross sales. Retaining exclusivity will be based on a mutually agreeable semi-annual or quarterly sales minimum. We have also decided to focus on international growth because, generally, such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

Our objective is to eventually grow revenue through marketing and sales of each of our product candidates, CardioMap and Save-A-Life. Although no assurances can be given, management anticipates company growth from the following areas:

1)	Distribution or License Agreements. Once any of our products in development are approved by the appropriate regulatory agency, we will enter into distribution agreements with companies who have sales professionals with experience selling through a variety of sales methods. These distribution agreements will allow us to achieve sales and revenue more quickly in the medical products industries.

2)	Identify and develop our products for additional proprietary uses. When funding allows, we intend to pursue development of CardioMap technology for use in other areas of the human body, such as the brain, liver and kidney.

3)	The development and acquisition of new products. We intend to pursue the development and acquisition of other product candidates and market any new products, if cleared or approved by regulatory bodies. We intend, as capital resources permit, to develop such opportunities if and when they present themselves.

4)	Seek partners to assist in the further development of our drug device combination products. We intend to seek partners to assist with the further development and clinical trials of our technologies. Partnerships could be in the form of government grants or from industry medical companies.

We currently have no products authorized for commercial distribution in the United States, Europe or any other country. Due to funding constraints and market conditions, the Save-A-Life will be prioritized for further development. The CardioMap development program will remain suspended in the near term. All of our products require regulatory clearance or approvals, and we cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency. FDA clearance or approval to market the products will be required to sell in the United States.

About CardioMap

The CardioMap System is intended to be a heart monitoring and screening device based on a novel method of Dispersion Mapping in electrocardiogram analysis for the early, non-invasive testing for coronary heart disease (“CHD”). The heart monitoring system is intended to provide high quality 3-D visualization and diagnosis of the heart using advanced signal analysis. The product is being designed for use in a professional setting or in remote settings including in-home use. We have exclusive, royalty free rights to United States patent number 7,519,416 B2 related to the CardioMap technology.

If FDA cleared or approved, CardioMap could provide a better level of diagnosis with its improved sensitivity levels that can detect early warning signs that would normally be invisible with standard EKG devices. The system could dramatically cut the costs associated with the detection of ischemic heart disease and will prove to be an invaluable testing device for cardiologists, physicians, clinics, hospitals, the fitness industry, sports teams, emergency facilities and general public. CardioMap was developed by VE Science Technology LLC, from whom we have purchased the product rights. We have a working model of the device and associated software and plan to further develop the technology for clinical trials and a 510K FDA submission when funding is secured. To sell, market and distribute the CardioMap product, clearance or approval from the FDA is required. Such clearance or approval has not been obtained at this time.

Product Development Plan:

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	Complete	TBD	TBD

This product development plan is an estimate only. The product development plan is subject to change based on our ability to fund the program, technical risks and regulatory approvals. This project is not currently being funded.

About Save-A-Life

In July 2019, we purchased all intellectual property including two patents for the choking rescue device: patent Number RE45, 535 E, and patent Number 8,454,624 B2. The Save-A-Life (“SAL”) choking rescue device is currently in development and is designed to be a safe, and easy-to-use device for removing a lodged mass from the throat of a choking victim. The device includes a pump for creating a vacuum chamber, which is connected seamlessly with a replaceable/disposable mouthpiece. In an emergency, the SAL may be easily inserted into the victim’s mouth, which depresses the tongue providing a clear application. By pressing an activation button on the device, the internal pump is intended to deliver the appropriate amount of instantaneous vacuum to dislodge the mass without harm or damage to the person. The application is intended to be instantly effective as the device will be operational and effective in a matter of seconds. To sell, market and distribute the Save-A-Life product, clearance or approval from the FDA is required. FDA clearance or approval has not been obtained at this time. The product development plan for the Save-A-Life is below.

Product Development Plan:

Concept	Engineering Model	Prototype	Clinical Trial	FDA Submission
Complete	Complete	Complete	TBD	TBD

This product development plan is an estimate only and is subject to change based on funding, technical risks, the clinical pathway and regulatory approvals. This project is not currently being funded.

Competition

We believe that the primary competition for our products and services is from existing companies offering electrocardiogram (“EKG”) equipment and anti-choking devices, as well as other pharmaceutical companies engaged in the development of orphan drugs.

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

Act+Fast Heimlich maneuver training vests

Act+Fast™ Anti-Choking Trainer, Blue, 4-Pack. This device enables students to develop confidence in their ability to perform the Abdominal Thrust Maneuver (“Heimlich”) as recommended by the American Heart Association. It has been designed to be realistic and easy to use.

CardioMap Competitive Analysis

None of the current rapid EKG devices have the ability to digitally map the heart. Each of the below competitors give EKG read outs only.

CardioResting (Nasiff)

The CardioResting EKG is the first complete and full-featured 12 lead PC based cardiology system. The EKG is durable, reliable and easy to learn. It performs and manages tests while saving money and working with your existing equipment. The CardioResting system is electronic medical record (“EMR”) compatible with an unlimited database.

Welch Allyn PC Based Electrocardiograph

The Welch Allyn device automatically transfers patient information and test data into most EMRs without redundant work steps, misidentified patients, or delays from copying, scanning and shredding EKG reports.

QardioCore

QardioCore is a wireless medical grade ambulatory EKG monitoring system that can identify atrial fibrillation and other arrhythmias. No wires, gels or patches are required. No in-clinic fitting nor technician needed - QardioCore is 100% deployed remotely.

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

To sell, market and distribute the CardioMap, the Save-A-Life or the drug compound products, clearance or approval from the FDA is required. Such clearance or approval has not been obtained at this time and our products are not currently available for commercial sale.

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

Employees

At the date hereof, we have two employees and do not intend to hire additional employees in the foreseeable future.

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

We have been incurring operating losses and cash flow deficits since the inception of such operations. Our lack of operating history, and the lack of historical pro forma consolidated financial information, makes it difficult for investors to evaluate our prospects for success. Prospective investors should consider the risks and difficulties we might encounter, especially given our lack of an operating history or historical pro forma consolidated financial information. There is no assurance that we will be successful, and the likelihood of success must be considered in light of our relatively early stage of operations. As we have not begun to generate revenue, it is extremely difficult to make accurate predictions and forecasts of our finances. There is no guarantee that our products or services will be attractive to potential consumers.

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

We have not generated any revenue or profit from operations since our inception. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not be sufficient to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We are currently in discussions with a number of institutional and private investors who could provide the capital required for our ongoing operations. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

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

If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion and take advantage of potential opportunities, would be limited significantly. We will also scale back or delay implementation of research and development of new products. Thus, the unavailability of capital could substantially harm our business, results of operations and financial condition.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended July 31, 2025, our net loss allocable to common stockholders was $1,742,691, and we had an accumulated deficit of $62,745,837 at July 31, 2025. As of July 31, 2025, we had current liabilities of $7,004,421, current assets of $49,723, and a working capital deficit of $6,954,698. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Raising additional capital by issuing securities or through debt financings or licensing arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on terms unfavorable to us.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, or research programs, or otherwise grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates or our preclinical product candidates, or grant rights to develop and market potential future product candidates that we would otherwise prefer to develop and market ourselves. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Technology, Development and Commercialization of our Product Candidates

Our success depends on the viability of our business model, which is unproven and may be unfeasible.

Our revenue and income potential are unproven. Our business model is based on a variety of assumptions based on a growing trend in the healthcare systems in the United States and many other countries, where we are seeing a movement towards preventative medicine that is directly decreasing general healthcare costs.

The CardioMap, through its screening and predictive values, is a tool, that if approved or cleared, might be implemented in this preventative approach. Considering heart disease-caused deaths are still the number one cause of death and one of the most important healthcare costs factors, the CardioMap device has potential value in any medical practice. If approved or cleared for marketing, it could be an ideal device, allowing insurance companies to potentially cut costs through early diagnostic and preventative care. These assumptions may not reflect the current business and market conditions. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable. There is no guarantee that the device will be approved or cleared for commercial use.

The Save-A-Life choking rescue device is in the development stage and has not been approved or cleared for commercial use. Further development is required, and the final product will require FDA approval or clearance. There is no guarantee that the device will be approved or cleared for commercial use.

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

We currently have no products authorized for commercial distribution in the United States, Europe or any other country. We are developing the devices and pharmaceutical drugs which require regulatory clearance or approvals. We cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency. The process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product candidate. Changes in regulatory policy, changes in, or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

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

We face significant competition in an environment of rapid technological change, and our competitors may develop products that are more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully market our products.

Our competitors in the industry are predominantly large companies with longer operating histories than us, along with significantly easier access to capital and other resources and an established product pipeline. There can be no assurance that we will be able to establish ourselves in our target markets, or, if established, that we will be able to maintain our market position, if any. Our commercial opportunity may be reduced if our competitors develop new or improved products that are more convenient, more effective or less expensive than our product candidates are. Competitors also may obtain FDA or other regulatory marketing authorization for their products more rapidly or earlier than we may obtain marketing authorization for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We are, and will continue to be, significantly dependent, on outside scientists and third-party research institutions for our research and development in order to be able to commercialize our product candidates.

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

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name Odyssey Health, Inc. Domain names are generally regulated by Internet regulatory bodies, are subject to change, and, in some cases, may be superseded, in some cases by bylaws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another’s trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

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

Our research and development activities and the manufacturing and marketing of our product candidates and products, if cleared or approved, are subject to the laws, regulations, and guidelines in the United States and other countries in which the products will be marketed. Specifically, in the United States, the FDA regulates, among other areas, new medical device clearances and approvals and the development and commercialization of prescription drugs.

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

For our pharmaceutical product candidates, we are required to submit an Investigational New Drug Application, or IND, the contents of which are subject to discussions with the FDA and include, among other things, results of preclinical studies and other testing, manufacturing information, proposed clinical trial protocols and a general investigational plan. We cannot begin any clinical trials in the United States until 30 days after the IND has been accepted by the FDA. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, or cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring the safety and the effectiveness of criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent Investigational Review Board (“IRB”), for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations and/or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, with respect to the foregoing, such as an inadequate demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase One: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness;
•	Phase Two: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase Two clinical trials may be conducted to obtain information prior to beginning Phase Three;
•	Phase Three: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk.
•	Post-approval clinical trials, sometimes referred to as Phase Four studies, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Since we may conduct clinical trials to obtain FDA marketing authorization, we will need to rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and the foregoing third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications or may subject them or us to regulatory enforcement actions. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials may be required to be conducted with a large number of test patients. Our failure or any failure by these third parties to comply with these regulations, or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory marketing authorization process. Moreover, our business may be implicated if any of these third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory marketing authorization of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

We are subject to governmental oversight and associated civil and criminal enforcement relating to advertising, promotion, and marketing, and such enforcement is evolving and intensifying. Communications regarding our products in development and regarding our clinical trials may subject us to enforcement if they do not comply with applicable laws and regulations. In the United States, we are potentially subject to enforcement from the FDA, other divisions of the Department of Health and Human Services, the U.S. Federal Trade Commission, the Department of Justice, and state and local governments. Other parties, including private plaintiffs, are also commonly bringing suit against pharmaceutical and medical device companies. We may be subject to liability based on the actions of individual employees and third-party contractors carrying out activities on our behalf.

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

Our financial position, liquidity and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include:

•	continued access to significant funding and liquidity sources;
•	acquisition of new technologies;
•	completion of research and development of existing technologies;
•	obtaining the required regulatory clearances or approvals from the FDA;
•	commercialization of technologies.

Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

If our expenses are greater than anticipated, then we will have fewer funds with which to pursue our plan of operations and our financing requirements will be greater than anticipated.

We may find that the costs of carrying out our plan of operations are greater than we anticipate. We expect our expenses to increase over time in connection with our ongoing activities, particularly if and as we invest in marketing and distribution capabilities in support of developing and potentially commercializing our products in the U.S., if cleared or approved; make improvements to product design; conduct clinical or other trials of the products, subject to discussion with the FDA; pursue regulatory clearances and approvals; maintain, expand and protect our intellectual property portfolio; engage third party manufacturers; and add additional personnel. Increased operating costs may cause the amount of financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have fewer funds with which to carry out our plan of operations, which could result in the failure of our business.

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

We are a “smaller reporting company” under federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a smaller reporting company so long as our public float remains less than $250 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of July 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year ended July 31, 2025, that our internal controls and procedures were not effective to detect the inappropriate application of United States Generally Accepted Accounting Principles (“GAAP”) rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal control, which management considers to be material weaknesses. A material weakness in the effectiveness of our internal control over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

Our future success depends significantly on the skills and efforts of Joseph Michael Redmond, President, CEO and Director and other key personnel. The loss of the services of any of these individuals could harm our business and operations. In addition, we have not obtained key person life insurance on any of our key employees. If any of our executive officers or key employees left or were seriously injured and unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

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

People who provide services for us on a part-time consulting basis may be subject to conflicts of interest.

We engage people who provide services to us as part-time consultants. Each may devote part of their working time to other business endeavors, including consulting relationships with other corporate entities, and may have responsibilities to these other entities. Because of these relationships, some of the persons who provide services to us may be subject to conflicts of interest. Such conflicts may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

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

We may incur costs of addressing a cybersecurity incident.

Cybersecurity incidents have increased in number and severity recently and it is expected that these trends will continue. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

•	Investigation costs and costs to engage specialized consultants or costs of ransom demands;
•	remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack; and
•	litigation and legal risks, including regulatory actions by state and federal regulators.

Risks Related to Our Common Stock and Its Market Value

Your ownership will be diluted by future issuances of capital stock.

Our business strategy requires us to raise additional equity capital through the sale of common stock or preferred stock. Your percentage of ownership will become diluted as we issue new shares of stock. Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock, known as preemptive rights. We may issue common stock, convertible debt or common stock pursuant to a public offering or a private placement, upon exercise of warrants or options, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Investors purchasing common stock who do not participate in any future stock issues will experience dilution in the percentage of the issued and outstanding stock they own.

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

Although our common stock is listed for quotation on the OTC Markets, under the symbol “ODYY,” the trading activity of our common stock is volatile and may not develop or be sustained. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in our securities. Even if an investor finds a broker willing to affect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, and international currency fluctuations, may adversely affect the market price and liquidity of our common stock.

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

In addition to the penny stock rules promulgated by the SEC, as described above, FINRA rules (which would apply to our common stock in the event that our common stock ultimately becomes traded over the counter via the OTC Electronic Bulletin Board) require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Under these FINRA rules, before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. If these FINRA rules were to apply to our common stock, such application would make it more difficult for broker-dealers to recommend that their customers buy our common stock, which could limit their customers’ ability to buy and sell our common stock and have an adverse effect on the market value for our shares of common stock.

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

Our common stock is listed on the OTCQB. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock has been and will likely continue to be subject to significant volatility. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock; the size of our public float may limit the ability of some institutions to invest in our common stock; and as a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common shares may increase or decrease in response to a number of events and factors, including: changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and the purchase or sale of blocks of our common stock. Any of these factors may materially adversely affect the prices of our common shares regardless of our operating performance.

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

Cybersecurity Risk Management and Strategy

Our management recognizes the impact that cybersecurity threats could have on our business operations, our compliance with regulations and our reputation. We have identified cybersecurity as a critical business risk as part of our overall risk management strategy. We have implemented an information security management system in accordance with our risk profile and business that is designed to protect us, our employees, and our stockholders from cybersecurity threats. Our managed security services provider helps us implement additional security controls, as necessary, including malware protection and network security tools. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information, see Item 1A. Risk Factors.

Governance Related to Cybersecurity Risks

The Board of Directors and Corporate Governance and Nominating Committee oversee the management of risks by our management. The Corporate Governance and Nominating Committee is responsible for reviewing our cybersecurity program and risks, as identified by our management, and the steps our management has taken to protect against threats to our assets, including information systems and data security. The Corporate Governance and Nominating Committee provides updates to the Board on an annual basis.

Item 2.	Properties

As of July 31, 2025, we own no real property and lease minimal office space. Our principal address is located at 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, Nevada, 89102.

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

	High	Low
Fiscal Year Ended July 31, 2025
Fourth Quarter	$0.044	$0.005
Third Quarter	0.022	0.006
Second Quarter	0.035	0.013
First Quarter	0.058	0.014

Fiscal Year Ended July 31, 2024
Fourth Quarter	$0.07	$0.02
Third Quarter	0.10	0.02
Second Quarter	0.16	0.06
First Quarter	0.24	0.07

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of October 29, 2025, 99,853,763 shares of our common stock were outstanding. There are approximately 534 stockholders of record.

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

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our limited operating history and lack of revenue, on which to evaluate our ability to achieve our business objective and projected cash needs and our expected future revenues, operations and expenditures;
•	our potential ability to obtain additional financing on favorable terms;
•	our public securities’ potential liquidity and trading;
•	the extent to which we acquire or invest in businesses, products, and technologies; the scope, progress, results and costs of our clinical trials for our drug candidates and medical devices;
•	the scope, progress, results and costs of our clinical trials for our drug candidates and medical devices;
•	our ability to successfully integrate our acquired products and technologies into our business, including the possibility that we will not fully realize the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•	the safety and efficacy of our product candidates;
•	the progress and timing of clinical trials;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the timing of submissions to, and decisions made by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies, related to our product candidates to the satisfaction of the FDA and such other regulatory agencies;
•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property or regulatory exclusivity protection of our product candidates and the ability to operate our business without infringing on the intellectual property rights of others;
•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;
•	the emergence of competing technologies and other adverse market developments;
•	changes in accounting standards; and
•	the other risks and uncertainties discussed herein and in our other filings with the SEC.

Overview

Our business model is to develop or acquire unique medical-related products, engage third parties to develop and manufacture such products and then distribute the products through various distribution channels, including third parties. We have two different technologies in research and development stage; the CardioMap heart monitoring and screening device, and the Save-A-Life choking rescue device. To date, none of our product candidates have received regulatory clearance or approval for commercial sale.

Upon receiving adequate funding, we plan to license and develop our products and identify other product potentials we can develop or acquire. We will then engage third-party research and development firms that specialize in creating products to assist us, and we will apply for trademarks and patents at appropriate product development advances.

Recent Funding

Accredited Investor Promissory Note

On August 14, 2024, we entered into a $300,000 promissory note (the “Note”) with an accredited investor. The $300,000 was received on August 22, 2024. The Note has a one-year maturity, becoming due on August 22, 2025, and bears interest at the rate of 18% per annum. In addition, we issued the investor a warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029, with a fair value of $13,343. At July 31, 2025, $300,000 in principal and $51,925 in accrued interest remained outstanding. On August 14, 2025, this note was amended to extend the maturity date to January 31, 2026.

Sale of Oragenics Common Stock

In the fourth quarter of fiscal 2025, we sold all 17,044 shares of Oragenics common stock at an average price of $4.35 per share for net proceeds of $69,787 after fees and commissions. See Note 2.

Going Concern

See Note 1 of Notes to Consolidated Financial Statements.

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

Results of Operations

We do not currently sell or market any products and we did not have any revenue for the years ended July 31, 2025 or 2024. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, however, there can be no assurance that we will be successful in obtaining FDA clearance or approval for our products.

	Fiscal Year Ended July 31,		Change
	2025	2024
Research and development expense	$–	$55,166	$(55,166)	100%
General and administrative expense	1,020,753	2,084,446	(1,063,693)	-51%
Loss from operations	(1,020,753)	(2,139,612)	(1,118,859)	-52%

Gain on sale of product candidates and related assets	–	16,400,687	(16,400,687)	100%
Impairment of investment in preferred stock of Oragenics, Inc.	–	(12,955,437)	12,955,437	100%
Loss from change in fair value of Oragenics, Inc. common stock	(459,417)	(1,638,743)	1,179,326	-72%
Interest expense	(252,516)	(518,476)	265,960	-51%
Other (expense) income, net	(10,005)	9,265	-19,270	208%
Net loss	(1,742,691)	(842,316)	(900,375)	107%
Deemed dividend	–	(63,455)	63,455	100%
Net loss attributable to common stockholders	$(1,742,691)	$(905,771)	$(836,920)	92%

Basic net loss per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.01)	78%
Diluted net loss per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.01)	78%

Shares used for basic net loss per share attributable to common stockholders	104,709,763	97,064,040	7,645,723	8%
Shares used for diluted net loss per share attributable to common stockholders	104,709,763	97,064,040	7,645,723	8%

Research and Development

Our Research and development expense includes expenses related to our current projects, including, clinical research, design and manufacturing, formulation, regulatory and consultants.

We are not currently working on any projects and, therefore, we did not have any Research and development expense in fiscal 2025.

In fiscal 2024, we earned a research and development rebate from the Australian government of $53,578 related to our Phase I clinical trial of our concussion drug device combination which was recorded as an offset to Research and development expense.

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

The decrease in General and administrative was due to the following:

Fiscal year ended
July 31, 2025
compared to
fiscal year
ended
July 31, 2024
Increase (decrease) in:
Business development and investor relations	$(133,013)
Insurance expense	(23,949)
Stock-based compensation	(469,406)
Legal and professional fees	(120,541)
Public company expense	152,642
Wages	(451,142)
Travel	(11,758)
Other	(6,526)
$(1,063,693)

The decreases in wages and business development and investor relations were due to lower salaries of executives and lower business activity. The decrease in legal and professional fees was due to lower legal fees incurred. The decrease in stock-based compensation was due to no options granted in fiscal 2025 and fewer unvested awards outstanding. The decreases were offset by an increase in public company expense.

Gain on Sale of Product Candidates and Related Assets

The gain on sale of product candidates and related assets in fiscal 2024 relates to our sale of our drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (“NPC”), as well as our proprietary powder formulation and its nasal delivery device to Oragenics in December 2023.

Impairment of Investment in Preferred Stock of Oragenics, Inc.

Impairment of investment in preferred stock of Oragenics, Inc. in fiscal 2024 relates to the revaluation of the preferred stock of Oragenics held as an investment to zero. See Notes 2 and 6 of Notes to Consolidated Financial Statements for additional information.

Loss from Change in Fair Value of Oragenics, Inc. Common Stock

Loss from change in fair value of Oragenics, Inc. common stock relates to the value of the common stock of Oragenics that was held by us as an investment. All shares were sold during fiscal 2025. See Notes 2 and 6 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of beneficial conversion feature, debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Fiscal Year Ended July 31,
	2025	2024
Weighted average debt outstanding	$1,978,000	$1,754,425
Weighted average interest rate	10.10%	8.09%

The decrease in interest expense was due to lower amortization of beneficial conversion feature, debt discount and debt issuance costs, partially offset by higher average interest rates.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Fiscal Year Ended July 31,
	2025	2024
Net cash used in operating activities	$(347,392)	$(1,215,210)
Net cash provided by investing activities	69,787	1,000,000
Net cash provided by financing activities	294,310	180,724

To date, we have financed our operations primarily through debt financing and limited sales of our common stock. Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us, and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, we would suspend research and development activities until market conditions improve.

Mast Hill Conversion of Accrued Interest

On August 29, 2025, Mast Hill converted $80,618 of interest and $1,750 in fees for a total of $82,368 into 1,144,000 shares of our common stock at a price of $0.072 per share. See Note 13 of Notes to Consolidated Financial Statements.

LGH Conversion of Accrued Interest

Conversion of LGH Investments, LLC Convertible Note

On October 6, 2025, LGH provided notice to convert $144,000 of their outstanding convertible note into 2,000,000 shares of our common stock at $0.072 per share. Following the conversion, there was $891,000 of principal and $281,875 of accrued interest outstanding. See Note 13 of Notes to Consolidated Financial Statements.

Debt

The following notes payable were outstanding:

	Fiscal Year Ended July 31, 2025	Fiscal Year Ended July 31, 2024
Convertible note issued to LGH due January 31, 2026, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,035,000
Promissory notes issued to officers and directors due January 31, 2026, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	100,000
Accredited investor promissory note due January 31, 2026, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock	50,000	50,000
Mast Hill convertible promissory note due April 30, 2026, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	499,667
Accredited investor promissory note due January 31, 2026, with an interest rate of 18% per annum	300,000	–
Total principal	1,984,667	1,684,667
Unamortized debt discount and closing costs	(512)	(38,134)
	$1,984,155	$1,646,533

Inflation

Inflation did not have a material impact on our business and results of operations during the periods being reported.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Odyssey Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Health, Inc. and Subsidiaries (the “Company”) as of July 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes to consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated deficit and negative cash flows from operations since inception and is currently dependent on the stockholders and lenders to fund operating activities. Management’s plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2020.

Dallas, Texas

October 29, 2025

Odyssey Health, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31,	July 31,
	2025	2024
Assets
Current assets:
Cash	$19,084	$2,379
Research and development rebate due from Australian government, net	–	22,625
Prepaid expenses and other current assets, net	30,639	31,939
Total current assets	49,723	56,943
Investment in Oragenics, Inc. common stock, at fair value	–	529,203
Total assets	$49,723	$586,146

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued wages	$1,615,357	$1,400,723
Accounts payable and accrued wages, officers	1,858,443	1,523,859
Accrued interest	421,440	223,754
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	100,000
Notes payable, net of unamortized debt discounts and closing costs of $512 and $38,134	1,884,155	1,546,533
Total current liabilities	7,004,421	5,919,895

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 96,709,763 shares issued and outstanding	96,710	96,710
Additional paid-in-capital	55,694,429	55,572,687
Accumulated deficit	(62,745,837)	(61,003,146)
Total stockholders' deficit	(6,954,698)	(5,333,749)
Total liabilities and stockholders' deficit	$49,723	$586,146

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended July 31,
	2025	2024
Research and development expense	$–	$55,166
General and administrative expense	1,020,753	2,084,446
Loss from operations	(1,020,753)	(2,139,612)

Gain on sale of product candidates and related assets	–	16,400,687
Impairment of investment in preferred stock of Oragenics, Inc.	–	(12,955,437)
Loss from change in fair value of Oragenics, Inc. common stock	(459,417)	(1,638,743)
Interest expense	(252,516)	(518,476)
Other (expense) income, net	(10,005)	9,265
Net loss	(1,742,691)	(842,316)
Deemed dividend	–	(63,455)
Net loss attributable to common stockholders	$(1,742,691)	$(905,771)

Basic net loss per share attributable to common stockholders	$(0.02)	$(0.01)
Diluted net loss per share attributable to common stockholders	$(0.02)	$(0.01)

Shares used for basic net loss per share attributable to common stockholders	104,709,763	97,064,040
Shares used for diluted net loss per share attributable to common stockholders	104,709,763	97,064,040

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Dollars	Capital	Deficit	Deficit
Balances July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)
Stock-based compensation	–	–	108,399	–	108,399
Warrants issued in debt financing	–	–	13,343	–	13,343
Net loss	–	–	–	(1,742,691)	(1,742,691)
Balances July 31, 2025	96,709,763	$96,710	$55,694,429	$(62,745,837)	$(6,954,698)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Dollars	Capital	Deficit	Deficit
Balances July 31, 2023	79,067,879	$79,068	$53,862,378	$(60,097,375)	$(6,155,929)
Stock-based compensation	1,850,000	1,850	575,955	–	577,805
Common stock issued in equity financing	600,000	600	55,020	–	55,620
Common stock issued in conversion of debt	11,754,781	11,756	990,867	–	1,002,623
Warrants issued in debt financing	–	–	28,448	–	28,448
Warrants exercised in connection with debt financing	3,537,103	3,536	(3,536)	–	–
Return of shares to treasury	(100,000)	(100)	100	–	–
Deemed dividend	–	–	63,455	(63,455)	–
Net loss	–	–	–	(842,316)	(842,316)
Balances July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended July 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,742,691)	$(842,316)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	–	1,538
Stock-based compensation	108,399	577,805
Gain on sale of product candidates and related assets	–	(16,400,687)
Impairment of investment in preferred stock of Oragenics, Inc.	–	12,955,437
Loss from change in fair value of Oragenics, Inc. common stock	459,417	1,638,743
Financing costs paid with issuance of common stock	–	8,750
Allowance for research and development rebate due from Australian government	22,625	–
Amortization of debt discount and closing costs	50,965	330,654
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	6,990	60,518
Decrease in research and development rebate due from Australian government	–	253,941
Increase (decrease) in accounts payable	228,379	(195,988)
Increase in accrued wages	320,838	246,238
Increase in accrued interest	197,686	150,157
Net cash used in operating activities	(347,392)	(1,215,210)

Cash flows from investing activities:
Cash proceeds from sale of assets	–	1,000,000
Cash proceeds from sale of Oragenics, Inc. common stock, net of commission and fees	69,787	–
Net cash provided by investing activities	69,787	1,000,000

Cash flows from financing activities:
Proceeds from notes payable	300,000	400,000
Principal payments made on notes payable	–	(274,896)
Proceeds from equity financing	–	55,620
Deferred closing costs	(5,690)	–
Net cash provided by financing activities	294,310	180,724

Increase (decrease) in cash	16,705	(34,486)

Cash and cash equivalents:
Beginning of period	2,379	36,865
End of period	$19,084	$2,379

Supplemental disclosure of cash flow information:	–	–
Cash paid for interest	$3,864	$37,376

Supplemental disclosure of non-cash information:
Warrants issued in connection with debt financing	$13,343	$28,448
Common stock issued to settle notes payable	–	925,437
Accrued interest paid with common stock	–	68,435
Increase in fees related to extension of LGH debt maturity date recorded as additional principal	–	60,000
Shares issued for exercised warrants	–	3,537
Shares returned	–	100
Deemed dividend for the reduction of exercise price of warrants	–	63,455
Accounts payable assumed by Oragenics	–	325,672

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.      Nature of Operations and Going Concern

Odyssey Health, Inc. was formed as a Nevada corporation in March 2014.

Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have superior clinical utility and serve an unmet medical need. Our business model is to develop or acquire medical-related products, engage third parties to help develop, complete clinical trials and manufacture products according to FDA regulations. We have two different technologies in development; the CardioMap heart monitoring and screening device and the Save-A-Life choking rescue device.

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

We are not currently selling or marketing any products, as our products are in development, and Food and Drug Administration (“FDA”) clearance or approval to market our products will be required to sell in the United States. In addition, we would require additional European Union or country specific clearance or approvals to sell internationally.

Going Concern

We did not recognize any revenues for the years ended July 31, 2025 (“fiscal 2025”) or 2024 (“fiscal 2024”), and we had an accumulated deficit of $62,745,837 as of July 31, 2025. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. As of July 31, 2025, we had current liabilities of $7,004,421, current assets of $49,723, and a working capital deficit of $6,954,698. At July 31, 2025, we did not have sufficient working capital to meet our operating expenses through the first quarter of fiscal 2026.

The operating deficit and negative working capital at July 31, 2025 indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

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

Note 2.      Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of Odyssey Health, Inc. and our wholly-owned subsidiaries Odyssey Medical Devices, Inc. and Odyssey Group International Australia, Pty Ltd (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) generally requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of accounting

We measure all of our assets and liabilities on the historical cost basis of accounting unless otherwise required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. On the balance sheet, related party payables were reclassified out of Accounts payable and accrued wages. On the statement of operations, Gain on sale of product candidates and related assets was reclassified out of operations and into other income (expense). In Note 11, reclassifications were made to better present individual deferred tax assets and related activity. These reclassifications had no impact on the Company’s financial position, results of operations, changes in stockholders’ deficit, or cash flows.

Research and development rebate due from the Australian government

We received a 43.5% rebate totaling $53,578 at the end of fiscal 2024 from the Australian government on all research and development performed in Australia. The rebate was recorded as an offset to Research and development expense. As of July 31, 2025 and 2024, $22,625 remained receivable. During the year ended July 31, 2025, we recorded an allowance against the receivable of $22,625, reducing the net receivable balance to zero at July 31, 2025.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of loans and advances receivable and prepaid insurance. At July 31, 2025 and 2024, we reserved $27,833 for loans and advances receivable.

Investment in Oragenics, Inc.

Investment at July 31, 2024, consisted of 511,308 shares of Oragenics, Inc. (“Oragenics”) common stock which was valued quarterly based on the common stock price as reported by the NYSE American stock exchange. In June 2025, Oragenics effected a 1:30 reverse stock split which resulted in our 511,308 shares becoming 17,044 shares. Following the reverse split, in the fourth quarter of fiscal 2025, we sold all 17,044 shares at an average price of $4.35 per share for net proceeds of $69,787 after fees and commissions.

We also hold 7,488,692 shares of Oragenics convertible Series F preferred stock, which were reduced to 249,624 shares upon the reverse stock split (the “Preferred Stock”) which is accounted for at cost minus impairments, as it is not currently listed on a registered securities exchange. The Preferred Stock is not accounted for as an equity-method investment as it does not have voting rights nor board representation and management does not have significant influence over Oragenics. Cost was originally determined utilizing the Black Scholes pricing model with inputs of (i) expected volatility of 79.4%; (ii) risk free interest rate of 5.6%; (iii) expected life of six months; and (iv) an implied discount rate of 25% for the known restrictions on the sale and conversions of the Preferred Stock, resulting in a cost of $12,955,437 at December 28, 2023. Due to the decrease in the value of the underlying common stock and other factors, we reevaluated the Preferred Stock at July 31, 2024 and record a 100% impairment of $12,955,437. The Preferred Stock currently has a value of zero.

See Notes 4 and 6 for additional information regarding Oragenics.

Loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted net loss per share is computed giving effect to all potentially dilutive common stock and common stock equivalents, including stock options, convertible notes, restricted stock units and warrants. Basic and diluted net loss per share were the same for all years presented as we were in a loss position for all periods. See Note 12.

Stock-based compensation

We recognize stock-based compensation expense in accordance with GAAP for all restricted stock and stock option awards made to employees, directors and independent contractors. Stock-based compensation is included as a component as General and administrative expense.

The fair value of stock option awards is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price, as well as by assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk free interest rate, expected dividends and projected stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate stock option exercise behavior based on assumptions regarding future exercise activity of unexercised, outstanding options.

The fair value of stock awards is determined based on the fair value of our common stock on the date of grant. See Note 8.

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

No changes were made to our valuation techniques during the fiscal year ended July 31, 2025.

Research and development

Research and development costs are expensed in the period when incurred.

Income taxes

Income taxes are accounted for based upon an asset and liability approach. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at July 31, 2025 or 2024. We recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Segment Reporting

We operate in one reportable segment, which includes all of our business activities. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to our chief operating decision maker (CODM) which is our President and CEO, Mr. Michael Redmond, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. During fiscal 2025 and 2024 there was no segment revenue.

Note 3.     New Accounting Pronouncements

ASU 2023-07

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides amendments to reportable segment disclosure requirements requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. We adopted ASU 2023-07 effective July 31, 2025 which had no significant effect on our financial reporting or disclosures.

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220): Disaggregation of Income Statement Expense, related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending July 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

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

We received $500,000 upon the execution of the Agreement on October 4, 2023, and received the additional $500,000 on December 11, 2023, upon our stockholder approval for the sale of the Assets. Following the closing of the Agreement on December 28, 2023, we received 8,000,000 shares of Preferred Stock. Upon receipt, 511,308 shares of the Preferred Stock, which represented 19.9% of the then outstanding shares of Oragenics common stock, converted into 511,308 shares of Oragenics restricted common stock. The restricted common stock became freely tradeable on June 28, 2024, subject to Rule 144 restrictions and limitations that limit us to being allowed to sell no more than an amount equal to the greater of (i) 1% of the total shares of Oragenics common stock outstanding or (ii) the average of the previous four-week trading volume during each quarterly period. In June 2025, we sold all 511,308 (17,044 post-split) shares at an average price of $4.35 per share for net proceeds of $69,787 after fees and commissions.

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

The remaining shares of convertible Preferred Stock will convert upon Oragenics shareholder approval and upon certain listing and change in control criteria being achieved. Restrictions on the sale or conversion of the Preferred Stock must include all of the following: (i) Oragenics shall have applied for and been approved for initial listing on the NYSE American or another national securities exchange or shall have been delisted from the NYSE American, and (ii) if, and only if, required by the rules of the NYSE American, the Oragenics’ shareholders shall have approved any change of control that could be deemed to occur upon the conversion of the Preferred Stock into Oragenics Common Stock, based on the facts and circumstances existing at such time.

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

On March 1, 2025, our four-year agreement regarding contingent consideration related to milestones in our Asset Purchase Agreement with Prevacus expired and, accordingly, no further assessments of contingent consideration will be made in future periods. The fair value of the contingent consideration was reviewed quarterly and determined based on the current status of the project (Level 3). Based on these reviews, the fair value of the contingent consideration was determined to be zero at July 31, 2025 and July 31, 2024.

In connection with the APA, we withheld 1,000,000 shares of our common stock valued at $1.18 per share, for $1,180,000, in exchange for our payment of certain liabilities of Prevacus which was recorded as an Asset purchase liability on our Consolidated Balance Sheets. Any remaining Asset purchase liability, once all obligations have been paid, will be satisfied with the release of shares of our common stock at $1.18 per share. At July 31, 2025 and 2024, the Asset purchase liability was $1,125,026.

Note 6.    Fair Value, Commitments and Contingent Liabilities

The Company had no financial instruments carried at fair value as of July 31, 2025. Financial instruments that were carried at fair value as of July 31, 2024, consisted of our investment in the common stock of Oragenics as follows:

	Fiscal Year Ended July 31, 2024
	Level 1	Level 2	Level 3	Total
Oragenics common stock	$529,203	$–	$–	$529,203

Valuation of Oragenics Common Stock

Our shares of Oragenics common stock were valued based on the quoted price on the NYSE American Stock Exchange.

Fair Value of Current Assets and Liabilities

The carrying values of Cash, Prepaid expenses and other current assets, Accounts payable and accrued wages, Accounts payable and accrued wages, officers, Accrued interest and Notes payable approximate their fair value due to their short maturities.

Contingent Liabilities

At July 31, 2025 and 2024, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the fiscal years ended July 31, 2025 or 2024.

Note 7.     Debt

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

On June 30, 2024, we entered into Amendment No. 8 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment, the maturity date of the note was extended to December 31, 2024. As consideration the note conversion price was changed to $0.072 per common share. As of July 31, 2024, the balance of the note was $1,035,000 with no remaining unamortized debt discounts, and accrued interest was $173,880.

On February 18, 2025, and effective December 31, 2024, we entered into Amendment No. 9 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment, the maturity date of the note was extended to July 31, 2025.

On September 15, 2025, and effective July 31, 2025, we entered into Amendment No. 10 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment, the maturity date of the note was extended to January 31, 2026.

Following these amendments and payments, at July 31, 2025, there was $1,035,000 of principal and $256,676 of accrued interest outstanding.

On October 6, 2025, LGH provided notice to convert $144,000 of their outstanding convertible note into 2,000,000 shares of our common stock at $0.072 per share. Following the conversion, there was $891,000 of principal and $281,875 of accrued interest outstanding. See Note 13.

Accredited Investor Promissory Notes

$300,000 Promissory Note

On August 14, 2024, we entered into a $300,000 promissory note (the “Note”) with Peter D’Arruda, an accredited investor. The $300,000 was received on August 22, 2024. The Note has a one-year maturity, becoming due on August 22, 2025, and bears interest at the rate of 18% per annum. In addition, we issued the investor an immediately exercisable warrant to purchase 300,000 shares of our common stock at $0.10 per share that expires August 14, 2029, with a fair value of $13,343.

On August 14, 2025, this Note was amended to extend the maturity date to January 31, 2026.

At July 31, 2025, $300,000 in principal and $51,925 in accrued interest remained outstanding.

$100,000 Promissory Note

On October 3, 2025, we entered into a $100,000 promissory note with an effective date of October 1, 2025, with Peter D’Arruda, an accredited investor. The $100,000 was received October 3, 2025. The note has a one-year maturity, becoming due on September 30, 2026, and bears interest at the rate of 18% per annum. In addition, we issued the investor an immediately exercisable warrant to purchase 100,000 shares of our common stock at $0.10 per share that expires September 30, 2030. See Note 13.

$50,000 Promissory Note

On February 13, 2024, we entered into a six-month promissory note for $50,000, with Jonathan Lutz, an accredited investor, with an interest rate of 10% per annum and due August 11, 2024, and convertible into 20,000 shares of Oragenics common stock currently held by us at the investor’s option. In June 2024, this note was amended to provide for settlement of the note by issuing the accredited investor 30,000 shares of Oragenics common stock when the Oragenics preferred stock held by us is converted into Oragenics common stock.

In August 2024, this note was amended to extend the maturity date to July 31, 2025.

On July 31, 2025, the note was amended to extend the maturity date to January 31, 2026.

At July 31, 2025, $50,000 in principal and $7,319 in accrued interest remained outstanding.

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

Mast Hill converted the following amounts of principal, interest and fees to shares of our common stock through July 31, 2025:

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

On October 29, 2024, we entered into Amendment No. 3 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the $200,000 amortization payment due September 13, 2024, was extended to March 13, 2025, and the maturity date was extended to June 13, 2025. As consideration, we pledged 1,000,000 shares of Oragenics Preferred Stock held by us as collateral until the note is paid. At July 31, 2025, we had a total of 19,243 (1,154,545 pre-reverse split) shares of Oragenics Preferred Stock pledged as collateral, which included 2,576 (154,545 pre-reverse split) shares pledged upon entering into the sale agreement with Oragenics in December 2023.

On June 10, 2025, we entered into Amendment No. 4 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the maturity date was extended to July 13, 2025.

On July 11, 2025, we entered into Amendment No. 5 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the maturity date was extended to October 10, 2025.

Following these repayments and conversions, at July 31, 2025, there was $499,567 of principal, $76,661 of accrued interest, and warrants exercisable for 14,666,667 shares of our common stock outstanding.

See Note 9 for a discussion of a Stock Purchase Agreement dated July 31, 2025 with Mast Hill Fund L.P.

On August 29, 2025, Mast Hill converted $80,618 of interest and $1,750 in fees for a total of $82,368 into 1,144,000 shares of our common stock at a price of $0.072 per share. See Note 13.

On October 9, 2025, we entered into Amendment No. 6 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the maturity date for the full amount outstanding was extended to April 30, 2026. See Note 13.

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

On November 1, 2023, we entered into four Promissory Note Amendments to the Promissory Notes entered into December 21, 2021, and December 22, 2021 with two directors and two officers to extend the maturity date of the Promissory Notes to January 31, 2024. All other terms and conditions remained the same.

On July 31, 2024, we entered into four Promissory Note Amendments to the Promissory Notes entered into December 21, 2021, and December 22, 2021 with two directors and two officers to extend the maturity date of the Promissory Notes to January 31, 2025 and, on January 31, 2025, these Promissory Notes were again amended to extend the maturity date to July 31, 2025. On July 31, 2025, the maturity date of the Promissory Notes was extended to January 31, 2026.

All other terms and conditions remained the same.

At July 31, 2025, we had $100,000 of principal and $28,859 of accrued interest related to these Promissory Notes outstanding.

Notes Payable Outstanding

	Fiscal Year Ended July 31, 2025	Fiscal Year Ended July 31, 2024
Convertible note issued to LGH due January 31, 2026, with a set interest amount of $84,000 through July 7, 2023, then an interest rate of 8.0% per annum of outstanding principal and convertible at $0.072 per share	$1,035,000	$1,035,000
Promissory notes issued to officers and directors due January 31, 2026, with an interest rate of 8.0% per annum and convertible at $0.12 per share	100,000	100,000
Accredited investor promissory note due January 31, 2026, with an interest rate of 10% per annum and convertible into 30,000 shares of Oragenics common stock	50,000	50,000
Mast Hill convertible promissory note due April 30, 2026, with an interest rate of 10% per annum and convertible at $0.072 per share	499,667	499,667
Accredited investor promissory note due January 31, 2026, with an interest rate of 18% per annum	300,000	–
Total principal	1,984,667	1,684,667
Unamortized debt discount and closing costs	(512)	(38,134)
	$1,984,155	$1,646,533

Note 8.     Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At our annual stockholder meeting held September 14, 2021, the stockholders approved the Amended and Restated 2021 Omnibus Stock Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to enable us to recruit and retain highly qualified employees, directors and consultants and to provide incentives for productivity and the opportunity to share in our growth and value. Subject to certain adjustments, the maximum number of shares of common stock, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, cash or other stock-based awards that may be issued under the 2021 Plan is 20,000,000. At July 31, 2025, 3,875,000 shares remained available for future issuances and 17,625,000 shares of our common stock were reserved for issuance for awards pursuant to the 2021 Plan.

Stock Options

Stock option activity during fiscal 2025 and 2024 was as follows:

	Fiscal Year Ended July 31,		Fiscal Year Ended July 31,
	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	18,470,000	$0.17	11,795,000	$0.34
Options granted	–	–	10,475,000	0.10
Options cancelled	(500,000)	(0.08)	(2,800,000)	(0.57)
Options expired	(720,000)	(0.49)	(250,000)	(0.30)
Options forfeited	–	–	(750,000)	(0.26)
Options outstanding at end of year	17,250,000	$0.13	18,470,000	$0.17

Criteria used for determining the Black-Scholes value of options granted were as follows:

Year Ended July 31,
	2025	2024
Expected stock price volatility	–	147% - 166%
Risk free interest rate	–	3.84% - 4.72%
Expected life of options (years)	–	5.0 - 10.0
Expected dividend yield	–	–

The weighted average contractual term remaining for outstanding options was 5.53 years at July 31, 2025.

Warrants

Warrant activity during fiscal 2025 and 2024 was as follows:

	Fiscal Year Ended July 31,		Fiscal Year Ended July 31,
	2025		2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2024	21,725,274	$0.27	14,558,607	$0.46
Warrants issued	300,000	0.1	12,444,445	0.07
Warrants exercised	–	–	(3,537,103)	0.07
Warrants cancelled	(550,000)	0.5	(1,740,675)	0.34
Warrants outstanding at July 31, 2025	21,475,274	0.25	21,725,274	0.27

The weighted average contractual term remaining for outstanding warrants was 2.13 years at July 31, 2025.

Unrecognized Stock-Based Compensation Costs

At July 31, 2025, we had no unrecognized stock-based compensation.

Note 9.      Common Stock

Common Stock Purchase Agreement with Mast Hill Fund, L.P.

Pursuant to an Equity Purchase Agreement (the “Agreement”) dated July 29, 2025, we have the right, but not the obligation, to deliver Put Notices to Mast Hill Fund L.P. (“Mast Hill”) to purchase Put Shares of our common stock totaling up to $25.0 million. Each Put Notice will be (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to the lesser of (a) $500,000 or (b) 20% of the Average Daily Trading Value. The lesser of (a) or (b) is referred to as the Maximum Daily Put Amount. We may, at our option, specify a minimum share price with respect to our common stock (the “Minimum Price”) in a Put Notice at the time that the Put Notice is delivered to Mast Hill. If a Minimum Price is specified in a Put Notice and our common stock trades at a price per share that is less than the Minimum Price during the respective Valuation Period (the “Minimum Price Trigger”), then (i) the number of Put Shares with respect to such Put shall automatically be reduced to the number of Put Shares sold by Mast Hill prior to the first time that our common stock traded below the Minimum Price during the respective Valuation Period (the “Adjusted Put Share Amount”), and (ii) Mast Hill shall return to the Transfer Agent the number of Put Shares under the respective Put that exceed the Adjusted Put Share Amount.

The number of Put Shares purchased by Mast Hill shall not exceed an amount such that Mast Hill would beneficially own more than 4.99% of our outstanding common stock immediately following the purchase of shares of our common stock pursuant to a Put Notice.

Pursuant to the Agreement, we filed a Registration Statement covering up to 20.0 million shares to be sold by Mast Hill. We will not receive any compensation upon a sale of our common stock by Mast Hill.

On August 29, 2025, Mast Hill converted $80,618 of interest and $1,750 in fees for a total of $82,368 into 1,144,000 shares of our common stock at an exercise price of $0.072 per share. See Note 13.

Mast Hill Note Conversion and Warrant Exercises

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

During fiscal 2024, Mast Hill converted a total of $225,437 of principal, $16,013 of accrued interest and $8,750 of fees into 3,197,000 shares of our common stock. There were no conversions in fiscal 2025. See Note 7.

Conversion of LGH Investments, LLC Convertible Note

On October 6, 2025, LGH converted $144,000 of their outstanding convertible note into 2,000,000 shares of our common stock at a price of $0.072 per share. Following the conversion, there was $891,000 of principal and $281,875 of accrued interest outstanding. See Note 13.

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

Accredited Investors Note Purchase Agreement

On December 29, 2023, the accredited investors provided notice to convert their notes. On January 26, 2024, we converted a total of $500,000 of principal plus accrued interest of $28,767 for a total of $528,767 into 7,343,989 shares of our common stock at $0.072 per share. No amounts remained outstanding pursuant to this note purchase agreement at July 31, 2025.

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

Upon entering into the LPC Purchase Agreement, we sold 602,422 shares of our common stock to LPC in an initial purchase for a total purchase price of $250,000. Thereafter, and through the expiration date, LPC purchased a total of 7,982,518 shares of our common stock for total proceeds to us of $2,656,106. Of these amounts, 600,000 shares were purchased for total proceeds to us of $55,620 in fiscal 2024. At December 31, 2023, the LPC Purchase Agreement expired.

Common Stock Issued in Connection with Debt Financings

As discussed above in Note 7, we issued the following shares of our common stock in connection with debt financings during fiscal 2024. No common stock was issued during fiscal 2025:

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

Note 10.      Income Taxes

We file income tax returns in the U.S. federal jurisdiction and the various states in which we operate and are registered. Our tax returns are not currently under examination for any year. The deferred tax assets are net of a 100% valuation allowance as it is more likely than not at this time that the deferred tax assets will not be realized due to substantial uncertainty as to our ability to continue as a going concern (Note 1).

The following table reconciles the U.S. federal statutory rate to our effective tax rate:

	Fiscal Year Ended July 31,
	2025		2024
US federal statutory rates	21.0%		21.0%
Permanent differences	(0.8%	)	(7.1%	)
Changes in deferred tax asset – stock-based compensation and options	(4.6%	)	9.8%
Valuation allowance	(15.6%	)	(23.7%	)
Effective tax rate	0.0%		0.0%

Our tax provision (benefit) was as follows:

	Fiscal Year Ended July 31,
	2025	2024
Current income taxes (benefit)	$(668,300)	$268,300
Deferred income taxes (benefit)	397,200	(482,800)
Increase in valuation allowance	(271,100)	(214,500)
Total	$–	$–

Our net deferred tax asset was as follows:

	Fiscal Year Ended July 31,
	2025	2024
Cost of in-process research and development	4,049,100	4,049,100
Stock-based compensation and options	1,442,600	1,501,300
Impairment of investment – Oragenics, Inc. preferred stock	2,720,600	2,720,600
Unrealized losses on investment – Oragenics, Inc. common stock	–	344,100
Allowance for doubtful accounts	11,400	5,800
Net operating loss carryforwards	4,230,000	3,561,700
Total deferred tax assets	12,453,700	12,182,600
Valuation allowance	(12,453,700)	(12,182,600)
Net deferred tax asset	$–	$–

As of July 31, 2025, we had $20,142,745 of federal net operating loss carryforwards. These carry forwards relate to tax years after 2018 and therefore have indefinite lives. Current or future ownership changes may severely limit the future realization of these net operating losses.

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

We review the issuance of stock to certain senior executives who received stock in conjunction with becoming an officers and directors. As officers and directors of a publicly-traded company, the sale of shares could be subject to the short-swing profits rules of Securities Exchange Act Section 16(b) and is subject to a substantial risk of forfeiture per IRC § 83 (c)(3)(A). Given that such stock is subject to a substantial risk of forfeiture, such stock is treated as nonvested stock under IRC § 83. As the stock received was nonvested stock, income inclusion is deferred until the year in which the stock vests unless the employee makes an affirmative election to include income in the year of receipt.

We reviewed all income tax positions taken or that are expected to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. We are subject to U.S. federal income tax examinations by tax authorities for years after 2022 due to unexpired net operating loss carryforwards originating in and subsequent to that year. We may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of July 31, 2025, there were no unrecognized tax benefits, or any material tax related interest or penalties. We do not have any examinations ongoing.

Note 11.     Related Party Transactions

Due to Officers

The following amounts were due to our officers for reimbursement of expenses and were included in Accounts payable and accrued wages, officers on our Consolidated Balance Sheets:

	Fiscal Year Ended July 31,
	2025	2024
Joseph M. Redmond, CEO	$17,125	$12,313
Christine Farrell, CFO	34,085	2,836
	$51,210	$15,149

The amount of unpaid salary and bonus due to our officers was included in Accrued payable and accrued wages, officers on our Consolidated Balance Sheets and was as follows:

	Fiscal Year Ended July 31,
	2025	2024
Joseph M. Redmond, CEO	$1,330,308	$1,138,400
Christine Farrell, CFO	476,925	370,310
	$1,807,233	$1,508,710

See Note 7 for a discussion of $25,000 Promissory Notes payable to each of two officers and two directors.

Note 12.      Net Loss Per Share

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Fiscal Year Ended July 31,
	2025	2024
Options to purchase common stock	17,250,000	18,470,000
Common stock issuable upon conversion of outstanding convertible notes payable and related accrued interest	27,018,326	25,107,762
Warrants to purchase common stock	21,475,274	21,725,274
Total potentially dilutive securities	65,743,600	65,303,036

Basic and diluted net loss per share are the same for all periods presented because we are in a loss position.

Note 13.      Subsequent Events

Accredited Investor Promissory Note Amendment and New Promissory Note

On August 14, 2025, the $300,000 promissory note with Peter D’Arruda, accredited investor dated August 14, 2024 was amended to extend the maturity date to January 31, 2026. See Note 7 for additional information.

On October 3, 2025, we entered into a $100,000 promissory note with an effective date of October 1, 2025, with Peter D’Arruda, an accredited investor. The $100,000 was received October 3, 2025. The note has a one-year maturity, becoming due on September 30, 2026, and bears interest at the rate of 18% per annum. In addition, we issued the investor an immediately exercisable warrant to purchase 100,000 shares of our common stock at $0.10 per share that expires September 30, 2030.

Mast Hill Fund, L.P.

On August 27, 2025, we entered into Securities Purchase Agreement (the “SPA”) with Mast Hill. Pursuant to the SPA, we sold Mast Hill (i) a $220,000 face value, one-year, 10% per annum Promissory Note (the “Note”) convertible into shares of our common stock at 85% of the lowest volume-weighted average price of our common stock during the ten trading days immediately preceding the respective conversion date, and (ii) a five-year warrant that is immediately exercisable entitling Mast Hill to acquire 1,000,000 shares of our common stock at $0.10 per share. If the market price of our common stock is greater than the exercise price, Mast Hill may elect to receive warrant shares pursuant to a cashless exercise. Any principal or interest on this Note which is not paid when due shall bear interest at the rate of the lesser of (i) 16% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. Net proceeds after original discount of $22,000, fees and expenses, was $173,000.

On August 29, 2025, Mast Hill converted $80,618 of interest and $1,750 in fees for a total of $82,368 into 1,144,000 shares of our common stock at a price of $0.072 per share. Following the conversion, principal was $499,667 and remaining interest was $13.00.

On October 9, 2025, we entered into Amendment No. 6 to the Securities Purchase Agreement dated December 13, 2022, with Mast Hill. Pursuant to the Amendment, the maturity date for all outstanding principal and interest was extended to April 30, 2026.

LGH Investments, LLC

On September 18, 2025, and effective July 31, 2025, we entered into Amendment No. 10 to the Convertible Promissory Note to the Securities Purchase Agreement dated April 5, 2021, with LGH. Pursuant to the Amendment, the maturity date of the note was extended to January 31, 2026.

On October 6, 2025, LGH converted $144,000 of their outstanding convertible note into 2,000,000 shares of our common stock at $0.072 per share. Following the conversion, there was $891,000 of principal and $281,875 of accrued interest outstanding.

Master Technology and Sub-license Agreement

On October 14, 2025, we entered into a Master Technology and Sub-license Agreement (the “Agreement”) with NeuRX Health, Inc. (“NeuRX”). Pursuant to the Agreement, we entered into a sub-licensing agreement for exclusive, worldwide rights to BreastCheck®, a non-invasive test for breast abnormalities. The Agreement is subject to finalization of certain terms and closing conditions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 31, 2025, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, that as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

In light of the material weakness described below, as of July 31, 2025, prior to the filing of this Form 10-K for the period ended July 31, 2025, management determined that key controls were performed timely and additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations, statement of stockholder equity and cash flows for the periods presented in conformity with United States GAAP.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended July 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

The name of and certain information regarding each director as of October 29, 2025 is set forth below. This information is based on data furnished to us by the directors. There is no family relationship between any director, executive officer, or person nominated to become a director or executive officer. The business address for each director for matters regarding the Company is 2300 West Sahara Avenue, Suite 800-#4012, Las Vegas, NV 89102.

The following table sets forth information about our executive officers and directors as of the date of this filing:

Name	Age	Position with Odyssey	Officer or Director Since(4)
Joseph Michael Redmond	65	Director, President and Chief Executive Officer	2017
Christine M. Farrell	65	Chief Financial Officer and Secretary	2019
Jerome H. Casey	66	Director(1)(2)(3)	2019
Ricky W. Richardson	63	Director(1)(2)(3)	2021

(1) Member of the Compensation Committee

(2) Member of the Corporate Governance and Nominating Committee

(3) Member of the Audit Committee

(4) Members serve for one-year terms or until a successor is appointed

Joseph Michael Redmond has served as our Chief Executive Officer, President and Chairman of the Board since 2017. Effective December 28, 2023, Mr. Redmond also serves as the President of Oragenics, Inc., a development stage company dedicated to research and development of nasal delivery pharmaceutical medications. Mr. Redmond has over 30 years commercial experience in medical device companies. Prior to joining Odyssey, Mr. Redmond served as CEO of Parallax Health Sciences, Inc., a healthcare related company, from 2010 to 2017 where he acquired two businesses and three different patented technologies. Prior to this, Mr. Redmond was V.P. of Business Development for DxTech, Inc., a start-up company developing a unique point of care diagnostic testing platform, from 2007 to 2009 when the company was sold. Prior to this, Mr. Redmond served as the V.P. of Sales and Marketing for Bioject Medical Technologies, Inc. (“Bioject”), a medical device company specializing in unique drug delivery technologies, from 1996 to 2007. While at Bioject, Mr. Redmond helped raise over $15 million in capital, entered into several licensing and distribution deals with major biotech and pharmaceutical companies and grew the market cap of the company from under $10 million to over $400 million. Prior to this, Mr. Redmond held various sales and marketing positions at Abbott Laboratories a multi-billion dollar healthcare company and helped start KMC Systems Inc., now a leading private label developer and manufacturer of medical devices and instrumentation. Mr. Redmond was in charge of Sales and Marketing and grew the company from start-up to over $50 million in revenue. Mr. Redmond holds a B.A. degree from Denison University.

We believe that Mr. Redmond possesses specific attributes that qualify him to serve on the board of directors, including his extensive experience in the health and wellness industry while working with and managing companies within the industry and as a board member his knowledge about product strategies and marketing will assist us in developing businesses. Mr. Redmond has management experience in a publicly traded company.

Jerome H. Casey has been a Director since September 2019. Mr. Casey has been a leader in the life science industry for over 30 years. Mr. Casey served as a senior executive at Genzyme Corporation, a biotechnology company, from 1989 to 2011. Mr. Casey was the driver behind Genzyme’s commercial success in the diagnostics arena, building a $175 million business which Genzyme sold to Japan-based Sekisui Chemical in 2011. Mr. Casey then became the President and COO of the new entity, Sekisui Diagnostics, LLC, until the end of 2014. While President and COO, Mr. Casey established the strategic direction for the company, led the global organization, including the commercial, operations, research and development, finance, human resources, and legal functions; and achieved the annual and long-term financial objectives of the business. Since 2015, Mr. Casey has been actively involved in several life sciences ventures, both as an advisor and an investor, while serving on multiple Boards. Mr. Casey holds an M.B.A. degree in Finance and a B.A. degree in Political Science from the University of Connecticut.

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

Board of Directors Composition

Our board of directors currently consists of three members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and three directors are currently authorized. In fiscal 2025, the board held four board meetings and four audit committee meetings. All directors attended at least 75% of the board and committee meetings.

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

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues. Based on these standards, we have determined that Mr. Redmond, our President, CEO and director is not an independent director.

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

During fiscal 2025, the Audit Committee was comprised of two independent directors: Jerome H. Casey (Chair and Financial Expert) and Ricky Richardson. The Audit Committee met four times in fiscal 2025.

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

During fiscal 2025, the Compensation Committee was comprised of two independent members: Ricky W. Richardson (Chair) and Jerome H. Casey. The Compensation Committee met one time in fiscal 2025.

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

During fiscal 2025, the Corporate Governance and Nominating Committee was comprised of two independent members: Jerome H. Casey (Chair) and Ricky W. Richardson. The Corporate Governance and Nominating Committee met one time in fiscal 2025.

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

Conflicts of Interest

There are no conflicts of interest with any officers, directors or executive staff.

EXECUTIVE OFFICERS

The following table provides certain summary information concerning our executive officers.

Name	Age	Current Position(s) with Odyssey	Officer Since
Joseph Michael Redmond	65	Director, President and Chief Executive Officer	2017
Christine M. Farrell	65	Chief Financial Officer and Secretary	2019

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

Summary Compensation Table

The following Summary Compensation Table provides certain summary information concerning the compensation of our Chief Executive Officer and Chief Financial Officer.

		Salary	Option Awards
Name and Principal Position	Year	($)(1)(2)	($)(5)		Total($)
Joseph Michael Redmond	2025	$191,908	$–		$191,908
President, Chief Executive Officer and Chairman	2024	$396,000	$73,219	(3)(4)	$469,219

Christine M. Farrell	2025	$106,615	$–		$106,615
Chief Financial Officer and Secretary	2024	$220,000	$73,219	(3)(4)	$293,219

__________

(1)	As of July 31, 2025 and 2024, Mr. Redmond had accrued salary and bonus of $1,330,308 and $1,138,400, respectively, which will be paid either in cash or stock at a future date.
(2)	As of July 31, 2025 and 2024, Ms. Farrell had accrued salary and bonus of $476,925 and $370,310, respectively, which will be paid either in cash or stock at a future date.
(3)	In December 2023, we issued Mr. Redmond and Ms. Farrell 500,000 Stock Options with a value of $49,500, which vested immediately.
(4)	In June 2024, we issued Mr. Redmond and Ms. Farrell 500,000 Stock Options with a value of $23,719. These options vested as to 40% of the total at July 31, 2024, 20% on October 31, 2024, 20% on January 31, 2025 and 20% on April 30, 2025.
(5)	For information regarding the determination of the fair value of stock-based awards, see Notes 2 and 8 of Notes to Financial Statements in our Form 10-K for the fiscal year ended July 31, 2025.

Outstanding Equity Awards at Year-End

		Option Awards
Name	Grant Date	Number of Securities Underlying Unearned Unexercised Options(#) Exercisable	Option Exercise Price	Option Expiration Date
Joseph Michael Redmond	6/28/2024	500,000	$0.10	6/27/2034
	12/29/2023	500,000	$0.10	12/28/2033
	5/19/2022	750,000	$0.30	5/18/2032

Christine M. Farrell	6/28/2024	500,000	$0.10	6/27/2034
	12/29/2023	500,000	$0.10	12/28/2033
	10/14/2022	500,000	$0.32	10/13/2032
	5/19/2022	600,000	$0.30	5/18/2032

Options Exercised and Stock Vested

The following table provides information about options exercised and stock awards vested for the named executive officers during fiscal 2025.

	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Joseph Michael Redmond	300,000	$4,660
Christine M. Farrell	300,000	4,660

_________________

(1)	The value realized on vesting was determined based on the fair value of our common stock when the shares vested.

Narrative Disclosure on the Timing of Stock-Based Awards

The Company’s policy is to grant stock-based awards, including stock options, in a manner designed to align the interests of its executives, employees and consultants with those of our stockholders and to avoid the appearance or actuality of granting awards based on the possession of material nonpublic information.

Timing of Awards

Our Board of Directors has delegated authority to the Compensation Committee (the “Committee”) to approve all equity-based awards under our equity incentive plans. The Committee typically approves annual grants of stock options and other stock-based awards at the board meeting following the annual stockholder meeting. This schedule is intended to ensure that all material information about our performance has been publicly disclosed prior to the determination of award levels and grant dates.

In addition to the annual grants, the Committee may approve grants at other times during the year for new hires, promotions, consultants or other special incentive compensation. Such off-cycle grants are made upon Committee approval and grant dates are not coordinated with the release of earnings or other material announcements.

Consideration of Material Nonpublic Information

In determining the timing and terms of stock-based awards, the Committee ensures that any material nonpublic information regarding the Company’s financial condition, operating results, or prospective developments has been publicly disclosed prior to establishing award levels and grant dates. The Committee does not accelerate or delay the public release of material information in anticipation of, or following, the grant of stock-based awards.

Our insider trading policy prohibits directors, officers, employees, consultants and independent contractors from engaging in transactions involving our securities, including the grant, exercise, or sale of equity awards, while in possession of material nonpublic information. In addition, all stock-based awards are granted during open trading windows or on dates pre-approved by the Committee.

Disclosure Timing and Compensation Value

We do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation or influencing the terms of stock-based awards The exercise price of all stock options, which is the date the Committee approves the grant, is determined based on the closing market price of our common stock on the grant date or above the market price based on contractual agreements. Accordingly, the Committee believes that the timing of stock-based awards does not advantage or disadvantage recipients relative to the disclosure of material nonpublic information.

The Board and Committee believe that these practices reflect sound governance and align with stockholder interests by ensuring that stock-based awards are granted transparently, and without regard to the timing of our disclosure of material nonpublic information.

Grants of Plan-Based Awards

No plan-based awards were granted to our officers during 2025.

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

Summary Director Compensation Table

No compensation was earned or paid during 2025 to non-employee directors who served on the board of directors during the year.

Narrative Disclosure to Summary Director Compensation Table

At this time, members of our board of directors are not entitled to compensation for service rendered on our board of directors, nor on any other committee thereof. They receive restricted stock units upon becoming a director that vest over a two-year period. In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our board of directors and committees thereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the SEC. The following tables set forth certain information concerning the beneficial ownership of our common stock at October 29, 2025, by: (i) each person known by us to own beneficially more than 5% of our outstanding capital stock; (ii) each of the directors and named executive officers; and (iii) all current directors and executive officers as a group.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Health, Inc., 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, NV 89102. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class**
Joseph Michael Redmond, President, CEO and Chairman(1)		13,750,000	13.1%
Jonathan Lutz	7777 W 4th Ave Lakewood, CO 80226	5,536,900	5.5%
Christine M. Farrell, Chief Financial Officer and Secretary(2)		3,700,000	***
Jerome H. Casey, Director(3)		2,300,000	***
Ricky W. Richardson, Director(3)		2,300,000	***
Directors and Executive Officers as a Group (4 persons)		22,050,000	19.5%

________________________

* Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock subject to equity awards that are currently exercisable, or that are exercisable or vest within 60 days of the date of October 29, 2025, are deemed to be outstanding and to be beneficially owned by the person or group holding such awards for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

** Percent of class is calculated on the basis of 99,853,763 shares outstanding on October 29, 2025, plus the number of shares the person has the right to acquire within 60 days of October 29, 2025.

(1)	Includes 3,500,000 RSUs vested but not included in the outstanding and 1,750,000 vested stock options.
(2)	Includes 1,500,000 RSUs vested but not included in the outstanding and 2,100,000 vested stock options.
(3)	Includes 1,500,000 RSUs vested but not included in the outstanding and 800,000 vested stock options.

*** Less than 5%.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and 10% stockholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) reports they file. Based solely on our review of the copies of such reports we received and written representations from our officers, directors and 10% stockholders, we believe that all required reports were timely filed in fiscal 2025.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans as of July 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,125,000	(1)	$0.23	3,875,000
Equity compensation plans not approved by security holders	30,600,274		0.19	–
Total	38,725,274		$0.20	3,875,000

(1)	Does not include 8,000,000 vested RSUs that common stock has not yet been issued for.

See Note 8 of Notes to Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We had Accounts payable and accrued wages, officers totaling $1,858,443 and $1,523,859 at July 31, 2025 and 2024, respectively. See Note 11 of Notes to Consolidated Financial Statements for additional information.

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

Item 14.	Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional audit and other services rendered by Turner, Stone and Company:

	Year Ended July 31,
	2025	2024
Audit fees (1)	$114,750	$103,200
Audit-related fees	–	–
Taxation services	–	–
Accounting and other services	–	–
Total	$114,750	$103,200

_________________

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

All of the services performed by Turner Stone in fiscal 2025 and 2024 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services that the independent auditors may perform. Generally, pre-approval is provided at regularly scheduled committee meetings; however, the authority to pre-approve services between meetings, as necessary, has been delegated to the Interim Chair of the Audit Committee, subject to formal approval by the full Audit Committee at the next regularly scheduled meeting.

The Audit Committee believes that the foregoing expenditures are compatible with maintaining the independence of our independent registered public accounting firm.

The Board of Directors has reviewed and discussed with management and Turner, Stone and Company LLP, our independent registered public accounting firm, the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for filing with the SEC.

Pre-Approval Policies

The Board’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by our independent registered public accounting firm; provided, however, that pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by us to our accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Financial Statements, together with the report thereon by Turner, Stone & Company, L.L.P., Independent Registered Public Accounting Firm, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Exhibits

The following list is intended to constitute the exhibit index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 8, 2014).
3.2	Amended Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 8, 2014).
3.3	Bylaws of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on on December 8, 2014).
10.1	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Joseph Michael Redmond (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 26, 2021).**
10.2	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Christine M. Farrell (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 26, 2021).**
10.3	License Transfer Agreement, effective as of January 31, 2019, by and between Odyssey Group International, Inc. and Electromedica, LLC (incorporated by reference to Exhibit 10.5 to Form S-1 filed with the SEC on November 23, 2020).
10.4	Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc., James De Luca and Murdock Capital Partners (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on November 23, 2020).
10.5	Amendment No. 1 to the Warrant Agreement, dated December 11, 2020, by and between Odyssey Group International, Inc. and LGH Investments, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 28, 2021).
10.6	Warrant, dated October 18, 2021 issued to Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 Form 8-K filed with the SEC on October 21, 2021).
10.7	Amended Securities Purchase Agreement, dated October 18, 2021 by and between Odyssey Group International, Inc. and Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed with the SEC on October 26, 2021).
10.8	Securities Purchase Agreement, dated October 22, 2021 by and between Odyssey Group International, Inc. and Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 26, 2021).
10.9	Warrant dated October 22, 2021 issued to Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 26, 2021).
10.10	Form of Subscription Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on June 14, 2022).
10.11	Form of Stock Purchase Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on June 14, 2022).
10.12	Form of Warrant Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on June 14, 2022).

10.13	Form of Registration Rights Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on June 14, 2022).
10.14	Form of Promissory Note dated December 21, 2021 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Form 8-K filed with the SEC on December 27, 2021). **
10.15	Form of Amendment No. 1 to Promissory Note dated April 20, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on June 14, 2022).**
10.16	Form of Amendment No. 2 to Promissory Note dated June 4, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.8 to Form 10-Q filed with the SEC on June 14, 2022).**
10.17	Form of Amendment No. 3 dated September 30, 2022 to Promissory Note dated December 21, 2021 between Odyssey Health, Inc. and various officers and directors.*, **
10.18	Form of Amendment No. 4 dated December 30, 2022 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 3, 2023).**
10.19	Form of Amendment No. 5 dated March 31, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 4, 2023).**
10.20	Form of Amendment No. 6 dated June 30, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 7, 2023).**
10.21	Form of Amendment No. 7 dated November 1, 2023 to Promissory Note with Directors and Officers Dated December 21, 2021 (incorporated by reference to Form 8-K filed with the SEC on November 2, 2023).**
10.22	Form of Amendment No. 8 dated January 31, 2024, to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on March 18, 2024).**
10.23	Form of Amendment No. 9 dated July 31, 2024, to Promissory Note with Directors and Officers dated December 21, 2021. (incorporated by reference to Exhibit 10.32 to Form 10-K filed with the SEC on November 13, 2024).**
10.24	Form of Amendment No. 10 dated January 31, 2025, to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 6, 2025).**
10.25	Form of Amendment No. 11 dated July 31, 2025, to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 4, 2025.)**
10.26	Convertible Promissory Note dated August 29, 2021 with Tysadco Partners, LLC (incorporated by reference to Exhibit 10.38 to Form 10-K filed with the SEC on October 30, 2023).
10.27	Amendment to Convertible Promissory Note dated March 31, 2022 between Odyssey Health, Inc. and Tysadco Partners, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on with the SEC April 14, 2022).
10.28	Second Amendment and Assignment to Convertible Promissory Note dated March 14, 2023 to Promissory Note dated August 29, 2021 with Tysadco Partners, LLC (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on March 17, 2023).
10.29	Securities Purchase Agreement with LGH Investments, LLC. dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 7, 2021).
10.30	Amendment No. 1 dated February 15, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 18, 2022).
10.31	Amendment No. 2 dated June 10, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed with the SEC on June 14, 2022).
10.32	Amendment No. 3 dated September 29, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Form 8-K filed with the SEC on October 3, 2022).
10.33	Amendment No. 4 dated December 29, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 3, 2023.)
10.34	Amendment No. 5 dated March 31, 2023 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 4, 2023).
10.35	Amendment No. 6 dated July 6, 2023 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 7, 2023).
10.36	Amendment No. 7 dated December 30, 2024 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Form 8-K filed with the SEC with the SEC on January 5, 2024).
10.37	Amendment No. 8 dated June 30, 2024 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021.*
10.38	Amendment No. 9 dated December 31, 2024 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on February 19, 2025)
10.39	Amendment No. 10 dated July 31, 2025 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 22, 2025).
10.40	Form of Note Purchase Agreement dated August 15, 2023 between Odyssey Health, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC with the SEC on August 18, 2023).
10.41	Form of Convertible Promissory Note dated August 15, 2023 between Odyssey Health, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC with the SEC on August 18, 2023).

10.42	Form of Spinco Common Stock Purchase Warrant dated August 15, 2023 between Odyssey Health, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC with the SEC on August 18, 2023).
10.43	Oragenics, Inc. Asset Purchase Agreement, dated October 5, 2023 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC with the SEC on October 5, 2023).
10.44	Asset Purchase Agreement Closing with Oragenics, Inc., dated December 28, 2023 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on December 29, 2023).
10.45	Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on March 18, 2024).
10.46	Amendment No. 1 dated June 25, 2024 to Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 (incorporated by reference to Exhibit 10.60 to Form 10-K filed with the SEC on November 13, 2024).
10.47	Amendment No. 2 dated August 13, 2024 to Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 (incorporated by reference to Exhibit 10.61 to Form 10-K filed with the SEC on November 13, 2024).
10.48	Amendment No. 3 dated February 13, 2025 to Promissory Note with Jonathan Lutz dated February 13, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 19, 2025).
10.49	Amendment No. 4 dated July 31, 2025 to Promissory Note with Jonathan Lutz dated February 13, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 13, 2025).
10.50	Securities Purchase Agreement, dated December 13, 2022 by and between Odyssey Health, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on December 14, 2022).
10.51	Promissory Note issued to Mast Hill Fund, L.P. on December 13, 2022 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on December 14, 2022).
10.52	First Warrant issued to Mast Hill Fund, L.P. on December 13, 2022 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the SEC on December 14, 2022).
10.53	Second Warrant issued to Mast Hill Fund, L.P. on December 13, 2022 (incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the SEC on December 14, 2022).
10.54	Amendment No. 1 dated June 13, 2023 to the Promissory Note issued on December 13, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10. 4 to Form 10-Q filed with the SEC on June 14, 2023).
10.55	Amendment No. 2 dated March 13, 2024, to the Promissory Note issued on December 13, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on March 18, 2024).
10.56	Amendment No. 3 dated October 29, 2024, to the Promissory Note issued on December 13, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.62 to Form 10-K filed with the SEC on November 13, 2024).
10.57	Amendment No. 4 dated June 10, 2025, to the Promissory Note issued on December 31, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on June 13, 2025).
10.58	Amendment No. 5 dated July 11, 2025 to Promissory Note issued December 13, 2022 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 11, 2025).
10.59	Amendment No. 6 dated October 9, 2025 to Promissory Note issued December 13, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 10, 2025).
10.60	Pledge Agreement dated October 29, 2024, with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.63 to Form 10-K filed with the SEC on November 13, 2024).
10.61	Equity Purchase Agreement dated July 29, 2025 by and between Odyssey Health, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 4, 2025).
10.62	Registration Rights Agreement dated July 29, 2025 by and between Odyssey Health, Inc. and Mast Hill Fund L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 4, 2025).
10.63	Securities Purchase Agreement, dated August 27, 2025 by and between Odyssey Health, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 29, 2025).
10.64	Promissory Note issued to Mast Hill Fund, L.P. on August 27, 2025 (incorporated by reference to Exhibit 10.2 Form 10-Q filed with the SEC on August 29, 2025).
10.65	Warrant issued to Mast Hill Fund, L.P. on August 27, 2025 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the SEC on August 29, 2025).
10.66	Promissory Note issued to Peter D'Arruda, an accredited investor, on August 14, 2024.*
10.67	Warrant issued to Peter D'Arruda, an accredited investor, on August 14, 2024.*
10.68	Amendment No. 1 dated August 14, 2025 to the Promissory Note with Peter J. D’Arruda, an accredited investor, dated August 14, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 15, 2025).
10.69	Promissory Note issued to Peter D'Arruda, an accredited investor, on October 1, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 8, 2025).

10.70	Warrant issued to Peter D'Arruda, an accredited investor, on October 1, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 8, 2025).
10.71	Master Technology and Sub-License Agreement between Odyssey Health, Inc. and NeuRX Health, Inc (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 17, 2025).
14.1	Odyssey Group International, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed with the SEC on October 22, 2019).
19.1	Policy on Insider Trading
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101*

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of October 29, 2025.

ODYSSEY HEALTH, INC.

By: /s/ Joseph Michael Redmond Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	October 29, 2025
Joseph Michael Redmond	(Principal Executive Officer)

/s/ Christine M. Farrell	Chief Financial Officer and Secretary	October 29, 2025
Christine M. Farrell	(Principal Financial and Accounting Officer)

/s/ Jerome Casey	Director	October 29, 2025
Jerome Casey

/s/ Ricky W. Richardson	Director	October 29, 2025
Ricky W. Richardson

