Form 10-Q
period 2025-10-31
Odyssey Health, Inc.
filed 2025-12-11
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

99,853,763 shares of common stock, par value $.001 per share, outstanding as of December 11, 2025.

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended October 31, 2025

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2025	2025
Assets
Current assets:
Cash	$25,586	$19,084
Prepaid expenses and other current assets, net	118,036	30,639
Total current assets	143,622	49,723

Total assets	$143,622	$49,723

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued wages	$1,688,642	$1,615,357
Accounts payable and accrued wages, officers	1,890,751	1,858,443
Accrued interest	395,775	421,440
Asset purchase liability	1,125,026	1,125,026
Convertible notes payable, officers and directors	100,000	100,000
Notes payable, net	394,222	299,488
Convertible notes payable, net	1,479,239	1,584,667
Derivative liability, at fair value	225,155	–
Total current liabilities	7,298,810	7,004,421

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 99,853,763 and 96,709,763 shares issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	99,854	96,710
Additional paid-in capital	55,974,242	55,694,429
Accumulated deficit	(63,229,284)	(62,745,837)
Total stockholders' deficit	(7,155,188)	(6,954,698)
Total liabilities and stockholders' deficit	$143,622	$49,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,
	2025	2024

General and administrative	$303,190	$579,427
Loss from operations	(303,190)	(579,427)

Loss from change in fair value of Oragenics, Inc. common stock	–	(370,698)
Interest expense	(95,336)	(68,781)
Financing costs	(507,368)	–
Change in fair value of derivative liability	422,419	–
Other income, net	28	–
Net loss and comprehensive loss	$(483,447)	$(1,018,906)

Basic net loss per share	$(0.00)	$(0.01)
Diluted net loss per share	$(0.00)	$(0.01)

Shares used for basic net loss per share	106,036,632	104,709,763
Shares used for diluted net loss per share	106,036,632	104,709,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Dollars	Capital	Deficit	(Deficit)
Balances, July 31, 2025	96,709,763	$96,710	$55,694,429	$(62,745,837)	$(6,954,698)
Common stock issued for conversion of accrued interest and fees	1,144,000	1,144	81,224	–	82,368
Common stock issued for conversion of outstanding principal	2,000,000	2,000	142,000	–	144,000
Warrants issued in debt financing	–	–	56,589	–	56,589
Net loss	–	–	–	(483,447)	(483,447)
Balances, October 31, 2025	99,853,763	$99,854	$55,974,242	$(63,229,284)	$(7,155,188)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Dollars	Capital	Deficit	(Deficit)
Balances, July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)
Stock-based compensation	–	–	60,487	–	60,487
Warrants issued in debt financing	–	–	13,343	–	13,343
Net loss	–	–	–	(1,018,906)	(1,018,906)
Balances, October 31, 2024	96,709,763	$96,710	$55,646,517	$(62,022,052)	$(6,278,825)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(483,447)	$(1,018,906)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	–	60,487
Financing costs	507,368	–
Allowance for research and development rebate due	–	22,625
Change in fair value of derivative liability	(422,419)	–
Amortization of debt discount and closing costs	39,601	19,801
Loss from change in fair value of Oragenics, Inc. common stock	–	370,698
Financing costs paid with issuance of common stock	1,750	–
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(87,397)	(96,736)
Increase in accounts payable and accrued wages	73,285	181,743
Increase in accounts payable and accrued wages, officers	32,308	163,495
Increase in accrued interest	54,953	48,279
Net cash used in operating activities	(283,998)	(248,514)

Cash flows from financing activities:
Net proceeds from notes payable	290,500	300,000
Net cash provided by financing activities	290,500	300,000

Net increase in cash and cash equivalents	6,502	51,486

Cash and cash equivalents:
Beginning of period	19,084	2,379
End of period	$25,586	$53,865

Supplemental disclosure of cash flow information:
Cash paid for interest	$783	$705

Supplemental disclosure of non-cash information:
Common stock issued for conversion of outstanding principal	$144,000	$–
Common stock issued for conversion of accrued interest	80,618	–
Warrants issued in debt financing	56,589	13,343
Original issue discount on debt and closing costs on notes payable	29,500	–
Debt discount recognized on notes payable associated with derivative liability	140,206	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying condensed consolidated financial information of Odyssey Health, Inc. and our wholly-owned subsidiaries Odyssey Medical Devices, Inc. and Odyssey Group International Australia, Pty Ltd is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. Such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial information as of July 31, 2025 is derived from our Annual Report on Form 10-K for the year ended July 31, 2025. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2025 Annual Report on Form 10-K filed with the SEC on October 29, 2025. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Other than as described below, our significant accounting policies have not changed during the three months ended October 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2025.

Accounting for Derivative Liability

We have a derivative liability related to outstanding debt with a variable conversion feature that was issued in August 2025. We accounted for the fair value of the derivative liability utilizing a Black-Scholes pricing model upon inception and mark it to fair value using the Black-Scholes pricing model as of the end of each reporting period with the change in fair value being accounted for in the Condensed Consolidated Statements of Operations in the period incurred. See also Notes 4 and 5.

Reclassification

Stock-based compensation was reclassified in the prior period financial statements to be a component of General and administrative expense in order to conform with the current period presentation. There was no effect on the reported Net loss for the period.

Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have superior clinical utility and serve an unmet medical need. Our business model is to develop or acquire medical-related products, engage third parties to help develop such products, complete clinical trials, and manufacture products according to FDA regulations. We have two different technologies in development; the CardioMap heart monitoring and screening device and the Save-A-Life choking rescue device.

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

Going Concern

We did not recognize any revenues for the year ended July 31, 2025, or the three months ended October 31, 2025, and we had an accumulated deficit of $63,229,284 as of October 31, 2025. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. As of October 31, 2025, we had current liabilities of $7,298,810, current assets of $143,622, and a working capital deficit of $7,155,188. At October 31, 2025, we did not have sufficient working capital to meet our operating expenses through the end of the second quarter of fiscal 2026.

The operating deficit and negative working capital at October 31, 2025 indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

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

Note 2. New Accounting Pronouncements

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures and do not expect the amendments to have a material effect on our financial statements.

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

Note 3. Commitments and Contingencies

Master Technology and Sub-License Agreement

On October 14, 2025, we entered into a Master Technology and Sub-license Agreement (the “Agreement”) with NeuRX Health, Inc. (“NeuRX”). Pursuant to the Agreement, we entered into a sub-licensing agreement for exclusive, worldwide rights to BreastCheck®, a non-invasive test for breast abnormalities. The Agreement, anticipated to close in January 2026, is subject to finalization of certain terms and closing conditions. Terms include worldwide license to the technology, a royalty agreement, sublicense agreement and material transfer agreement. Cash consideration will be paid to NeuRX every time we make a draw on our Mast Hill equity line of credit. The amount to be paid to NeuRX will equal 30% of the net cash proceeds received from draws under the equity line of credit calculated after satisfaction of payment obligations to certain debt holders throughout the life of the equity line of credit.

Upon closing of the Agreement, we will be responsible for all manufacturing, distribution, marketing and sales of BreastCheck®.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2, or Level 3 during the three months ended October 31, 2025, or the year ended July 31, 2025.

No changes were made to our valuation techniques during the quarter ended October 31, 2025.

We did not have any financial instruments carried at fair value at July 31, 2025. Financial instruments carried at fair value at October 31, 2025 included the following:

	October 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$225,155	$225,155

Derivative Liability

The fair value of the derivative liability as of August 27, 2025 (inception) and October 31, 2025, was determined using the Black-Scholes pricing model utilizing the following inputs:

	August 27, 2025	October 31, 2025
Expected stock price volatility	228.72%	251.16%
Risk free interest rate	3.83%	3.75%
Expected life of options (years)	1.0	0.83
Expected dividend yield	0.00%	0.00%
Exercise price	$0.0244	$0.0578
Stock price	$0.0820	$0.0743

See also Note 5.

Fair Value of Current Assets and Liabilities

The carrying values of Cash, Accounts payable and accrued wages, Accounts payable and accrued wages - officers, and Notes payable approximate their fair value due to their short maturities.

Contingent Liability

At October 31, 2025 and July 31, 2025, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

Note 5. Debt

Our debt instruments consist of Convertible notes payable, officers and directors, Notes payable, and Convertible notes payable. All of our debt instruments are unsecured. Key terms of our various debt instruments are as follows:

LGH Investments, LLC

On September 15, 2025, and effective July 31, 2025, we entered into Amendment No. 10 to the Convertible Promissory Note pursuant to the Securities Purchase Agreement dated April 5, 2021, with LGH Investments, LLC (“LGH”) (the “Note”) which extended the maturity date of the Note to January 31, 2026.

On October 6, 2025, LGH converted $144,000 of their outstanding Note into 2,000,000 shares of our common stock at $0.072 per share.

At October 31, 2025, we had $891,000 of principal and $276,756 of accrued interest outstanding pursuant to the Note.

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

At October 31, 2025, $300,000 in principal and $65,539 in accrued interest remained outstanding.

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

At October 31, 2025, $100,000 in principal and $1,529 in accrued interest remained outstanding.

$50,000 Promissory Note

On February 13, 2024, we entered into a six-month promissory note for $50,000, with Jonathan Lutz, an accredited investor, with an interest rate of 10% per annum, due August 11, 2024, and convertible into 20,000 shares of Oragenics, Inc. common stock currently held by us at the investor’s option. In June 2024, this note was amended to provide for settlement of the note by issuing the accredited investor 30,000 shares of Oragenics common stock when the Oragenics preferred stock held by us is converted into Oragenics common stock.

At October 31, 2025, $50,000 in principal and $8,580 in accrued interest remained outstanding and the due date was January 31, 2026.

Mast Hill Fund L.P.

Our unsecured debt instruments with Mast Hill have priority over our other unsecured debt in payment and performance. Our debt instruments with Mast Hill also have terms that restrict (a) distributions on our common stock, (b) stock repurchases, (c) the sale of any significant portion of our assets, and (d) certain advances and loans (all as defined within the Mast Hill debt agreement) without the Mast Hill's written consent. Details of our debt instruments with Mast Hill are listed below:

August 27, 2025 Securities Purchase Agreement

On August 27, 2025, we entered into a Securities Purchase Agreement (the “2025 SPA”) with Mast Hill Fund L.P. (“Mast Hill”). Pursuant to the 2025 SPA, we sold Mast Hill (i) a $220,000 face value, one-year, 10% per annum Promissory Note (the “Note”) convertible into shares of our common stock at 85% of the lowest volume-weighted average price of our common stock during the ten trading days immediately preceding the respective conversion date, and (ii) a five-year warrant that is immediately exercisable entitling Mast Hill to acquire 1,000,000 shares of our common stock at $0.10 per share. If the market price of our common stock is greater than the exercise price, Mast Hill may elect to receive warrant shares pursuant to a cashless exercise. Any principal or interest on this Note which is not paid when due shall bear interest at the rate of the lesser of (i) 16% per annum or (ii) the maximum rate permitted by law, from the due date thereof until the same is paid. Net proceeds after original discount of $22,000, fees and expenses was $190,500.

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $647,574 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $507,368. The derivative liability was revalued at October 31, 2025 with an estimated fair value of $225,155. Accordingly, a gain on change in fair value of derivative liability in the amount of $422,419 was recorded on our Condensed Consolidated Statements of Operations for the quarter ended October 31, 2025. See also Note 4.

At October 31, 2025, there was $220,000 of principal, $3,858 of accrued interest, and warrants exercisable for 1,000,000 shares of our common stock outstanding pursuant to the 2025 SPA.

December 13, 2022 Securities Purchase Agreement

Pursuant to the Securities Purchase Agreement with Mast Hill dated December 13, 2022 (the “2022 SPA”), on August 29, 2025, Mast Hill converted $80,618 of interest and $1,750 in fees for a total of $82,368 into 1,144,000 shares of our common stock at a price of $0.072 per share.

On October 9, 2025, we entered into Amendment No. 6 to the 2022 SPA, extending the maturity date for the full amount outstanding to April 30, 2026.

At October 31, 2025, there was $499,667 of principal, $8,638 of accrued interest, and warrants exercisable for 14,666,667 shares of our common stock outstanding pursuant to the 2022 SPA.

Directors and Officers Promissory Notes

At October 31, 2025, we had $100,000 of principal and $30,875 of accrued interest related to these Promissory Notes outstanding and the due date was January 31, 2026.

Notes Payable Summary

The following notes payable were outstanding:

	October 31,	July 31,
	2025	2025
Convertible notes payable, officers and directors	$100,000	$100,000

Notes payable	400,000	300,000
Unamortized debt discount	(5,778)	(512)
Notes payable, net	394,222	299,488

Convertible notes payable	1,660,667	1,584,667
Unamortized debt discount	(181,428)	–
Convertible notes payable, net	1,479,239	1,584,667

Total notes payable	2,160,667	1,984,667
Unamortized debt discount	(187,206)	(512)
Total notes payable outstanding, net	$1,973,461	$1,984,155

Note 6. Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At October 31, 2025, 17,625,000 shares of our common stock were reserved for issuance pursuant to the 2021 Plan and 2,500,000 shares remained available for future awards.

Stock Options and Restricted Stock Units

There was no restricted stock unit activity during the three months ended October 31, 2025. Stock option activity during the three months ended October 31, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2025	17,250,000	$0.16
Options cancelled	(2,400,000)	0.13
Options outstanding at October 31, 2025	14,850,000	0.17

Warrants

Warrant activity during the first quarter of fiscal 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2025	21,475,274	$0.25
Warrants issued	1,100,000	0.10
Warrants outstanding at October 31, 2025	22,575,274	0.25

Unrecognized Stock-Based Compensation Costs

At October 31, 2025, we had no unrecognized stock-based compensation.

Note 7. Common Stock

Mast Hill Equity Purchase Agreement

Pursuant to an Equity Purchase Agreement (the “Agreement”) dated July 29, 2025, we have the right, but not the obligation, to deliver Put Notices to Mast Hill Fund L.P. to purchase Put Shares of our common stock totaling up to $25.0 million.

During the quarter ended October 31, 2025, no Put Notices were delivered to Mast Hill under the Agreement.

Mast Hill Conversion of Interest and Fees

August 29, 2025, Mast Hill converted $80,618 of interest and $1,750 in fees for a total of $82,368 into 1,144,000 shares of our common stock at a price of $0.072 per share. See Note 5.

Conversion of LGH Investments, LLC Convertible Note

On October 6, 2025, LGH converted $144,000 of its outstanding convertible note into 2,000,000 shares of our common stock at a price of $0.072 per share. Following the conversion, there was $891,000 of principal and $276,756 of accrued interest outstanding. See Note 5.

Note 8. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, RSUs and warrants are excluded as they would be antidilutive.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended October 31,
	2025	2024
Options to purchase common stock	14,850,000	18,470,000
Shares issuable upon conversion of convertible notes and related accrued interest	28,242,226	25,589,326
Warrants to purchase common stock	22,575,274	21,475,274
Total potentially dilutive securities	65,667,500	65,534,600

Note 9. Related Party Transactions

Accounts Payable and Accrued Wages, Officers

Accounts payable and accrued wages, officers included the following:

	October 31, 2025	July 31, 2025
Reimbursement of expenses:
Joseph M. Redmond, CEO	$11,787	$17,125
Christine Farrell, CFO	24,347	34,085
	36,134	51,210
Accrued salary and bonus:
Joseph M. Redmond, CEO	1,360,769	1,330,308
Christine Farrell, CFO	493,848	476,925
	1,854,617	1,807,233
	$1,890,751	$1,858,443

See Note 5 for a discussion of $25,000 Promissory Notes payable to each of two officers and two directors.

Note 10. Subsequent Events

Mast Hill Maintenance Agreement

On November 13, 2025, we entered into a Maintenance Agreement with Mast Hill, pursuant to which we agreed to provide certain maintenance and related services for a commercial facility beginning November 13, 2025 and ending on the first business day of February 2034. In exchange, Mast Hill will pay us service fees (the “Fees”) which currently total approximately $245,000 per year.

In connection with the Maintenance Agreement, we issued to Mast Hill a convertible promissory note in the amount of $2,262,000 which bears interest at 10% per annum and is due November 13, 2026 (the “Maintenance Note”) in exchange for the Fees to be received as described above. The Maintenance Note plus any accrued but unpaid interest is convertible at any time by Mast Hill into shares of our common stock at a price equal to 85% of the lowest volume weighted average price during the preceding 10 trading days.

Pursuant to the terms of the Maintenance Note, we will remit any service fees received, less direct costs, to Mast Hill as payment on the Maintenance Note until it is paid in full or converted.

Mast Hill Securities Purchase Agreement

On November 13, 2025, we also entered into a Securities Purchase Agreement (the “SPA”) with Mast Hill. Pursuant to the terms of the SPA, we issued a promissory note with a maximum principal amount of up to $25,000,000 in multiple tranches (the “SPA Note”). Pursuant to the terms of the SPA, there is an original issue discount (“OID”) of 10% on each tranche. Accordingly, the maximum proceeds to us, when considering the 10% OID, is $22,250,000 less any related costs and fees. The SPA Note is convertible at any time by Mast Hill into shares of our common stock at 85% of the lowest volume weighted average price during the preceding 10 trading days.

With each tranche, we will issue to Mast Hill common stock purchase warrants (“Warrants”) exercisable at $0.001 per share in an amount equal to 20% of the principal amount of the tranche divided by the lowest traded price of our common stock during the 10 trading days preceding each funding date.

On November 13, 2025, we entered into the first tranche of the SPA consisting of $500,000 principal with an original discount of $50,000 and legal fees totaling $12,500 for net proceeds to us of $437,500. In conjunction with this tranche, we issued Warrants to Mast Hill immediately exercisable for 1,538,461 shares of our common stock at $0.001 per share.

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

Many possible events or factors could affect our future financial results and performance and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2025 (“2025 Annual Report”) and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Mast Hill Fund L.P.

August 27, 2025 Securities Purchase Agreement

On August 27, 2025, we received net proceeds of $190,500 pursuant to a Securities Purchase Agreement with Mast Hill. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

November 13, 2025 Securities Purchase Agreement

On November 13, 2025, we entered into the first tranche of the November 13, 2025, Securities Purchase Agreement with Mast Hill and received net proceeds of $437,500. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information.

Going Concern

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

During the three months ended October 31, 2025, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2025, which was filed with the SEC on October 29, 2025.

Results of Operations

We do not currently sell or market any products and we did not have any revenue in the three-month periods ended October 31, 2025 or 2024. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, however, there can be no assurance that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended October 31,		$	%
	2025	2024	Change	Change
General and administrative	$303,190	$579,427	$(276,237)	(47.7%	)
Loss from operations	(303,190)	(579,427)	(276,237)	(47.7%	)

Loss from change in fair value of Oragenics, Inc. common stock	–	(370,698)	(370,698)	(100.0%	)
Interest expense	(95,336)	(68,781)	26,555	38.6%
Financing costs	(507,368)	–	(507,368)	(100.0%	)
Change in fair value of derivative liability	422,419	–	422,419	100.0%
Other income, net	28	–	28	nm
Net loss	$(483,447)	$(1,018,906)	$(535,459)	(52.6%	)
Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	nm

General and Administrative Expense

General and administrative expense includes expenses related to salaries and related benefits for employees in finance, accounting, sales, administrative, and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company, and legal and professional fees.

The change in General and administrative expense was due to the following:

Three months ended October 31, 2025 compared to three months ended October 31, 2024
Increase (decrease) in:
Public company expense	$(199,009)
Wages	(116,044)
Stock-based compensation	(60,487)
Business development and investor relations	130,000
Legal and professional fees	(7,554)
Bad debt expense	(22,625)
Insurance	(4,385)
Other	3,867
$(276,237)

The decrease in public company expense was due to lower securities filing activity. The decrease in wages was due to a voluntary decrease in executive salaries. The decrease in stock-based compensation was due to no stock-based compensation in the first quarter of fiscal 2026 due to no equity awards being granted and no unrecognized stock-based compensation. The decreases were offset by an increase in business development and investor relations expense primarily related to our agreement with NeuRX Health, Inc. and associated investor relations outreach. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Loss from Change in Fair Value of Oragenics, Inc. Common Stock

Loss from change in fair value of Oragenics, Inc. common stock in the prior year period relates to the value of the common stock of Oragenics that was held by us as an investment. All shares were sold during fiscal 2025.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended October 31,
	2025	2024
Weighted average debt outstanding	$2,133,580	$1,939,015
Weighted average interest rate	10.30%	10.07%

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent financings.

The following table sets forth the primary sources and uses of cash:

	Three Months Ended October 31,
	2025	2024
Net cash used in operating activities	$(283,998)	$(248,514)
Net cash provided by financing activities	290,500	300,000

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

Debt

The following notes payable were outstanding:

	October 31,	July 31,
	2025	2025
Convertible notes payable, officers and directors	$100,000	$100,000

Notes payable	400,000	300,000
Unamortized debt discount	(5,778)	(512)
Notes payable, net	394,222	299,488

Convertible notes payable	1,660,667	1,584,667
Unamortized debt discount	(181,428)	–
Convertible notes payable, net	1,479,239	1,584,667

Total notes payable	2,160,667	1,984,667
Unamortized debt discount	(187,206)	(512)
Total notes payable outstanding, net	$1,973,461	$1,984,155

Inflation

Inflation did not have a material impact on our business or results of operations during the periods reported.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 31, 2025, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, management identified the following material weaknesses in internal control over financial reporting:

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

In light of the material weaknesses described above, prior to the filing of this Form 10-Q for the period ended October 31, 2025, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, we implemented a third-party independent review and approval process for journal entries. This enhancement is intended to strengthen our internal control over financial reporting. Other than this change, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes during the three-month period ended October 31, 2025 to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2025. If any of the identified risks occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2025 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2025, we issued warrants immediately exercisable for a total of 1,100,000 shares of our common stock at $0.10 per share.

In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

Item 5.	Other Information

During the quarter ended October 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes to condensed consolidated financial statements
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 11, 2025.

ODYSSEY HEALTH, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

