Form 10-Q
period 2026-01-31
Odyssey Health, Inc.
filed 2026-03-12
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

99,853,763 shares of common stock, par value $.001 per share, outstanding as of March 11, 2026.

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended January 31, 2026

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2026	2025

Assets
Current assets:
Cash	$616,327	$19,084
Prepaid expenses and other current assets, net	104,977	30,639
Total current assets	721,304	49,723
Total assets	$721,304	$49,723

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued wages	$1,620,079	$1,615,357
Accounts payable and accrued wages, officers	1,857,004	1,858,443
Accrued interest	509,348	421,440
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	100,000
Notes payable, net of unamortized debt discount and closing costs of $3,122,747 and $512, respectively	2,169,500	1,884,155
Derivative liabilities	3,936,166	–
Total current liabilities	11,317,123	7,004,421

Commitments and contingencies (Note 3)	–	–

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 99,853,763 and 96,709,763 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	99,854	96,710
Additional paid-in capital	56,135,234	55,694,429
Accumulated deficit	(66,830,907)	(62,745,837)
Total stockholders’ deficit	(10,595,819)	(6,954,698)
Total liabilities and stockholders’ deficit	$721,304	$49,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

General and administrative expense	$181,942	$156,593	$485,132	$736,020
Loss from operations	(181,942)	(156,593)	(485,132)	(736,020)

Loss from change in fair value of Oragenics, Inc. common stock	–	–	–	(370,698)
Interest expense	(412,429)	(63,431)	(507,765)	(132,217)
Financing costs	(2,572,655)	–	(3,080,023)	–
Change in fair value of derivative liabilities	(424,348)	–	(1,929)	–
Other expense, net	(10,249)	(102)	(10,221)	(97)
Net loss attributable to common shareholders	$(3,601,623)	$(220,126)	$(4,085,070)	$(1,239,032)

Basic net loss per share	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Diluted loss per share	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Shares used for basic net loss per share	107,853,763	104,709,763	106,945,198	104,709,763

Shares used for diluted net loss per share	107,853,763	104,709,763	106,945,198	104,709,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes Stockholders’ Deficit

(Unaudited)

	Common Stock
	Shares	Dollars	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit)

Balances, July 31, 2025	96,709,763	$96,710	$55,694,429	$(62,745,837)	$(6,954,698)
Common stock issued for conversion of accrued interest and fees	1,144,000	1,144	81,224	–	82,368
Common stock issued for conversion of outstanding principal	2,000,000	2,000	142,000	–	144,000
Warrants issued in debt financing	–	–	56,589	–	56,589
Net loss	–	–	–	(483,447)	(483,447)
Balances, October 31, 2025	99,853,763	99,854	55,974,242	(63,229,284)	(7,155,188)
Warrants issued in debt financing	–	–	160,992	–	160,992
Net loss	–	–	–	(3,601,623)	(3,601,623)
Balances, January 31, 2026	99,853,763	$99,854	$56,135,234	$(66,830,907)	$(10,595,819)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Dollars	Capital	Deficit	(Deficit)

Balances, July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)
Stock-based compensation	–	–	60,487	–	60,487
Warrants issued in debt financing	–	–	13,343	–	13,343
Net loss	–	–	–	(1,018,906)	(1,018,906)
Balances, October 31, 2024	96,709,763	96,710	55,646,517	(62,022,052)	(6,278,825)
Stock-based compensation	–	–	36,131	–	36,131
Net loss	–	–	–	(220,126)	(220,126)
Balances, January 31, 2025	96,709,763	$96,710	$55,682,648	$(62,242,178)	$(6,462,820)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(4,085,070)	$(1,239,032)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	–	96,618
Allowance for research and development rebate due	–	22,625
Financing costs	3,080,023	–
Change in fair value of derivative liabilities	1,929	–
Amortization of debt discount and closing costs	328,791	31,831
Loss from change in fair value of Oragenics, Inc. common stock	–	370,698
Financing costs paid with issuance of common stock	1,750	–
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(74,338)	(69,235)
Increase in accounts payable and accrued wages	4,722	195,538
Increase (decrease) in accounts payable and accrued wages, officers	(1,439)	197,137
Increase in accrued interest	175,375	98,628
Net cash used in operating activities	(568,257)	(295,192)

Cash flows from financing activities:
Net proceeds from notes payable	1,165,500	300,000
Net cash provided by financing activities	1,165,500	300,000

Increase in cash and cash equivalents	597,243	4,808

Cash and cash equivalents:
Beginning of period	19,084	2,379
End of period	$616,327	$7,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,598	$1,758

Supplemental disclosure of non-cash information:
Common stock issued for conversion of outstanding principal	$144,000	$–
Common stock issued for conversion of accrued interest	80,618	–
Warrants issued in debt financing	217,581	13,343
Original issue discount on debt and closing costs on notes payable	2,085,771	–
Rent offset payment applied to accrued interest on notes payable	6,849	–
Debt discount recognized on notes payable associated with derivative liabilities	1,184,943	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying condensed consolidated financial information of Odyssey Health, Inc. and our wholly-owned subsidiaries Odyssey Medical Devices, Inc. and Odyssey Group International Australia, Pty Ltd is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. Such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial information as of July 31, 2025, is derived from our Annual Report on Form 10-K for the year ended July 31, 2025. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2025 Annual Report on Form 10-K filed with the SEC on October 29, 2025. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Other than as described below, our significant accounting policies have not changed during the six months ended January 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2025.

Segment Reporting

We operate as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker, reviews and evaluates financial information and allocates resources on a consolidated basis when making operating decisions and assessing performance.

Accounting for Derivative Liabilities

We have derivative liabilities related to outstanding debt with a variable conversion features. We accounted for the fair value of the derivative liability utilizing a Black-Scholes pricing model upon inception and mark it to fair value using the Black-Scholes pricing model as of the end of each reporting period with the change in fair value being accounted for in the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period incurred. See also Notes 4 and 5.

Reclassification

We have reclassified, combined or separately disclosed certain amounts in the prior years’ condensed consolidated financial statements and accompanying footnotes to conform with the current year’s presentation. These changes consisted of separating Accounts payable and accrued wages, officers from Accounts payable and Accrued wages within the January 31, 2025 condensed consolidated statement of cash flows and Stock-based compensation was reclassified in the prior period financial statements to be a component of General and administrative expense in order to conform with the current period presentation. There was no effect on the reported Net loss for the periods.

Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have superior clinical utility and serve an unmet medical need. Our business model is to develop or acquire medical-related products, engage third parties to help develop such products, complete clinical trials, and manufacture products according to U. S. Food and Drug Administration (“FDA”) regulations. We have two different technologies in development; the CardioMap heart monitoring and screening device and the Save-A-Life choking rescue device.

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

We are not currently selling or marketing any products, as our products are in development, and FDA clearance or approval to market our products will be required to sell in the United States. In addition, we would require additional European Union or country specific clearance or approvals to sell internationally.

Going Concern

We did not recognize any revenues for the year ended July 31, 2025, and we had an accumulated deficit of $66,830,907 as of January 31, 2026. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. As of January 31, 2026, we had current liabilities of $11,317,123, current assets of $721,304, and a working capital deficit of $10,595,819. At January 31, 2026, based on current projections and anticipated funding sources, we believe we have sufficient working capital to meet our operating expenses through the end of fiscal 2026, subject to the risks and uncertainties described herein.

The operating deficit and negative working capital at January 31, 2026, indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

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

Note 2. New Accounting Pronouncements

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments will be effective for the Company’s July 31, 2026 fiscal year end financial statements. The amendments should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures and do not expect the amendments to have a material effect on our financial statements.

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

Note 3. Commitments and Contingencies

Master Technology and Sub-License Agreement

On October 14, 2025, we entered into a Master Technology and Sub-license Agreement (the “Agreement”) with NeuRX Health, Inc. (“NeuRX”). Pursuant to the Agreement, we entered into a sub-licensing agreement for exclusive, worldwide rights to BreastCheck®, a non-invasive test for breast abnormalities. The Agreement, anticipated to close in the first quarter of 2026, is subject to finalization of certain material terms and closing conditions, and there can be no assurance that the transaction will close on the anticipated timeline or at all. Terms include worldwide license to the technology, a royalty agreement, sublicense agreement and material transfer agreement. Cash consideration will be paid to NeuRX every time we make a draw on our Mast Hill equity line of credit. The amount to be paid to NeuRX will equal 30% of the net cash proceeds received from draws under the equity line of credit calculated after satisfaction of payment obligations to certain debt holders throughout the life of the equity line of credit.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2, or Level 3 during the six months ended January 31, 2026, or the year ended July 31, 2025.

No changes were made to our valuation techniques during the quarter ended January 31, 2026.

We did not have any financial instruments carried at fair value at July 31, 2025. Financial instruments carried at fair value at January 31, 2026 included the following:

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$3,936,166	$3,936,166

Derivative Liabilities

Derivative liabilities relates to the variable conversion feature embedded in our August 27, 2025 Securities Purchase Agreement, our November 13, 2025 Convertible Promissory Note and Maintenance Agreement and our November 13, 2025 Securities Purchase Agreement with Mast Hill Fund L.P. and our December 31, 2025 Second Tranche related to the November 13, 2025 Securities Purchase Agreement. See Note 5 for additional information. The fair value of our derivative liabilities as of August 27, 2025 (inception), October 31, 2025, November 13, 2025 (inception), December 31, 2025 (inception), and January 31, 2026, was determined using the Black-Scholes pricing model utilizing the following inputs:

	August 27, 2025	October 31, 2025	November 13, 2025	December 31, 2025	January 31, 2026
Expected stock price volatility	228.72%	251.16%	236.31%	234.40%	243.00%-269.04%
Risk free interest rate	3.83%	3.75%	3.68%	3.48%	3.47%-3.61%
Expected life of options (years)	1.0	0.83	1.0	1.0	0.57 – 0.92
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Exercise price	$0.024	$0.058	$0.058	$0.026	$0.050
Stock price	$0.082	$0.074	$0.071	$0.033	$0.072

Our derivative liabilities were as follows:

Six Months Ended January 31, 2026
Beginning balance at July 31, 2025	$–
Additional derivative liability recognized	647,574
Change in fair value of derivative liability	(422,419)
Balance at October 31, 2025	225,155
Additional derivative liabilities recognized	3,286,663
Change in fair value of derivative liabilities	424,348
Ending balance at January 31, 2026	$3,936,166

See also Note 5.

Fair Value of Current Assets and Liabilities

The carrying values of Cash, Accounts payable and accrued wages, Accounts payable and accrued wages - officers, and Notes payable approximate their fair value due to their short maturities.

Contingent Liability

At January 31, 2026 and July 31, 2025, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

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

On January 31, 2026, we entered into Amendment No. 11 to the Convertible Promissory Note to extend the maturity date to April 30, 2026.

At January 31, 2026, we had $891,000 of principal and $294,723 of accrued interest outstanding pursuant to the Note.

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

On Feb 2, 2026 with an effective date of January 31, 2026, this Note was amended to extend the maturity date to January 31, 2027.

At January 31, 2026, $300,000 in principal and $79,149 in accrued interest remained outstanding.

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

At January 31, 2026, $100,000 in principal and $6,067 in accrued interest remained outstanding.

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

On January 31, 2026, this note was amended to extend the maturity date to January 31, 2027.

At January 31, 2026, $50,000 in principal and $9,841 in accrued interest remained outstanding.

Mast Hill Fund L.P.

Our unsecured debt instruments with Mast Hill have priority over our other unsecured debt in payment and performance. Our debt instruments with Mast Hill also have terms that restrict (a) distributions on our common stock, (b) stock repurchases, (c) the sale of any significant portion of our assets, and (d) certain advances and loans (all as defined within the Mast Hill debt agreements) without Mast Hill’s written consent. Details of our debt instruments with Mast Hill are as follows:

July 29, 2025 Common Stock Purchase Agreement

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

To date, no Put Notices were delivered to Mast Hill under the Agreement.

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

At January 31, 2026, there was $499,667 of principal, $21,231 of accrued interest, and warrants exercisable for 14,666,667 shares of our common stock outstanding pursuant to the 2022 SPA.

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

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $647,574 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $507,368. The derivative liability was revalued at October 31, 2025 with an estimated fair value of $225,155. Accordingly, a gain on change in fair value of derivative liability in the amount of $422,419 was recorded on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended October 31, 2025. The derivative liability was revalued at January 31, 2026, with an estimated fair value of $223,173. Accordingly, a gain on change in fair value of derivative liabilities in the amount of $1,982 was recorded on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2026, and a gain of $424,401 was recorded for the six months ended January 31, 2026. See also Note 4.

At January 31, 2026, there was $220,000 of principal, $9,403 of accrued interest, and warrants exercisable for 1,000,000 shares of our common stock outstanding pursuant to the 2025 SPA.

November 13, 2025 Convertible Promissory Note and Maintenance Agreement

To consummate a separate November 13, 2025 Securities Purchase Agreement with Mast Hill, we entered into a maintenance agreement and a maintenance note with Mast Hill. The net effect from the maintenance agreement and note was an upfront expense of $330,030, which was recorded as a day one financing cost. The terms of the maintenance agreement and maintenance note are described below.

On November 13, 2025, we entered into a Maintenance Agreement with Mast Hill, pursuant to which we agreed to provide certain maintenance and related services for a commercial facility beginning November 13, 2025 and ending on the first business day of February 2034. In exchange, Mast Hill will pay us service fees (the “Fees”) which currently total approximately $252,450 per year that is an offset to the principal and interest payable against the outstanding tranches. For financial statement presentation, future Fees receivable under the Maintenance Agreement will be offset against any debt owed to Mast Hill. As of January 31, 2026, $1,842,002 in future Fees receivable was offset against Notes payable.

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

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $2,242,625 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $2,242,625. The derivative liability was revalued at January 31, 2026 with an estimated fair value of $2,621,970. Accordingly, a loss on change in fair value of derivative liabilities in the amount of $379,345 was recorded on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended January 31, 2026. See also Note 4.

At January 31, 2026, there was $2,262,000 of principal, $48,339 of accrued interest pursuant to the Maintenance Note.

Pursuant to the terms of the Maintenance Note, we will remit any service fees received, less direct costs, to Mast Hill as payment on the Master Note tranches until paid in full or converted. The service fees under the Maintenance Agreement will not exceed the debt incurred under the Maintenance Note. Accordingly, we do not expect to record any revenues in the future under the Maintenance Agreement, as proceeds will only reduce the future Fees receivable, which are netted against Notes payable.

November 13, 2025 Mast Hill Securities Purchase Agreement

On November 13, 2025, we entered into a Securities Purchase Agreement (the “SPA”) with Mast Hill. Pursuant to the terms of the SPA, we issued a promissory note with a maximum principal amount of up to $25,000,000 in multiple tranches (the “Master SPA Note”). Pursuant to the terms of the SPA, there is an original issue discount (“OID”) of 10% on each tranche. Accordingly, the maximum proceeds to us, when considering the 10% OID, is $22,250,000 less any related costs and fees. The SPA Note is convertible at any time by Mast Hill into shares of our common stock at 85% of the lowest volume weighted average price during the preceding 10 trading days.

With each tranche, we will issue to Mast Hill common stock purchase warrants (“Warrants”) exercisable at $0.001 per share in an amount equal to 20% of the principal amount of the tranche divided by the lowest traded price of our common stock during the 10 trading days preceding each funding date.

November 13, 2025 Tranche

On November 13, 2025, we entered into the first tranche of the SPA consisting of $500,000 principal with an original discount of $50,000 and legal fees totaling $12,500 for net proceeds to us of $437,500. In conjunction with this tranche, we issued Warrants to Mast Hill immediately exercisable for 1,538,461 shares of our common stock at $0.001 per share.

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $495,717 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $137,410. The derivative liability was revalued at January 31, 2026 with an estimated fair value of $516,745. Accordingly, a loss on change in fair value of derivative liabilities in the amount of $21,028 was recorded on our Condensed Consolidated Statements of Operations and Comprehensive Loss for each of the three and six month periods ended January 31, 2026. See also Note 4.

At January 31, 2026, there was $469,580 of principal, $3,731 of accrued interest, and warrants exercisable for 1,538,461 shares of our common stock outstanding pursuant to the November 13, 2025 tranche.

December 31, 2025 Tranche

On December 31, 2025, we entered into the second tranche of the SPA consisting of $500,000 principal with an original discount of $50,000 and legal fees totaling $12,500 for net proceeds to us of $437,500. In conjunction with this tranche, we issued Warrants to Mast Hill immediately exercisable for 3,508,771 shares of our common stock at $0.001 per share.

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $548,321 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $192,620. The derivative liability was revalued at January 31, 2026 with an estimated fair value of $574,278. Accordingly, a loss on change in fair value of derivative liabilities in the amount of $25,957 was recorded on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended January 31, 2026. See also Note 4.

At January 31, 2026, there was $500,000 of principal, $3,973 of accrued interest, and warrants exercisable for 3,508,771 shares of our common stock outstanding pursuant to the December 31, 2025 tranche.

Directors and Officers Promissory Notes

At January 31, 2026, we had $100,000 of principal and $32,891 of accrued interest related to these Promissory Notes outstanding and the due date has been extended to January 31, 2027.

Notes Payable Summary

The following notes payable were outstanding:

	January 31,	July 31,
	2026	2025
Convertible notes payable, officers and directors	$100,000	$100,000

Notes payable	400,000	300,000
Unamortized debt discount	(4,191)	(512)
Notes payable, net	395,809	299,488

Convertible notes payable	4,892,247	1,584,667
Unamortized debt discount	(3,118,556)	–
Convertible notes payable, net	1,773,691	1,584,667

Total notes payable	5,392,247	1,984,667
Unamortized debt discount	(3,122,747)	(512)
Total notes payable outstanding, net	$2,269,500	$1,984,155

Note 6. Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At January 31, 2026, 17,625,000 shares of our common stock were reserved for issuance pursuant to the 2021 Omnibus Stock Incentive Plan (the “2021 Plan”) and 2,500,000 shares remained available for future awards under the 2021 Plan.

Stock Options and Restricted Stock Units

There was no restricted stock unit activity during the six months ended January 31, 2026. Stock option activity during the six months ended January 31, 2026 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2025	17,250,000	$0.16
Options cancelled	(2,400,000)	0.13
Options outstanding at January 31, 2026	14,850,000	0.17

Warrants

Warrant activity during the six months ended January 31, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2025	21,475,274	$0.25
Warrants issued	6,147,232	0.02
Warrants expired	(470,000)	0.35
Warrants outstanding at January 31, 2026	27,152,506	0.20

The weighted average contractual term remaining for outstanding warrants was 2.38 years at January 31, 2026.

Unrecognized Stock-Based Compensation Costs

At January 31, 2026, we had no unrecognized stock-based compensation.

Note 7. Common Stock

Mast Hill Equity Purchase Agreement

Pursuant to an Equity Purchase Agreement (the “Agreement”) dated July 29, 2025, we have the right, but not the obligation, to deliver Put Notices to Mast Hill Fund L.P. to purchase Put Shares of our common stock totaling up to $25.0 million.

During the six months ended January 31, 2026, no Put Notices were delivered to Mast Hill under the Agreement.

Mast Hill Conversion of Interest and Fees

On August 29, 2025, Mast Hill converted $80,618 of accrued interest and $1,750 in fees for a total of $82,368 into 1,144,000 shares of our common stock at a conversion price of $0.072 per share. See Note 5.

Conversion of LGH Investments, LLC Convertible Note

On October 6, 2025, LGH converted $144,000 of principal from its outstanding convertible note into 2,000,000 shares of our common stock at a conversion price of $0.072 per share. As of January 31, 2026, there was $891,000 of principal and $294,723 of accrued interest outstanding. See Note 5.

Mast Hill Securities Purchase Agreement

See Note 5. for a discussion of a November 13, 2025 SPA and related promissory note.

Note 8. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Potentially dilutive common stock and common stock equivalents, including stock options, restricted stock units and warrants are excluded from the diluted loss per share calculation as their inclusion would be antidilutive due to the net loss position.

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Options to purchase common stock	14,850,000	17,970,000	14,850,000	17,970,000
Shares issuable upon conversion of convertible notes and related accrued interest	94,585,835	26,070,890	94,585,835	26,070,890
Warrants to purchase common stock	27,152,506	21,475,274	27,152,506	21,475,274
Total potentially dilutive securities	136,588,341	65,516,164	136,588,341	65,516,164

Note 9. Related Party Transactions

Accounts Payable and Accrued Wages, Officers

Accounts payable and accrued wages, officers included the following:

	January 31, 2026	July 31, 2025
Reimbursement of expenses:
Joseph M. Redmond, CEO	$1,232	$17,125
Christine Farrell, CFO	1,155	34,085
	2,387	51,210

Accrued salary and bonus:
Joseph M. Redmond, CEO	1,360,769	1,330,308
Christine Farrell, CFO	493,848	476,925
	1,854,617	1,807,233
	$1,857,004	$1,858,443

See Note 5 for a discussion of $25,000 Promissory Notes payable to each of our Chief Executive Officer, Chief Financial Officer, and two directors, for an aggregate principal amount of $100,000.

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

Recent Funding

$100,000 Promissory Note

On October 3, 2025, we entered into a $100,000 promissory note with an effective date of October 1, 2025, with Peter D’Arruda, a non-affiliated accredited investor. The $100,000 was received October 3, 2025. The note has a one-year maturity, becoming due on September 30, 2026, and bears interest at the rate of 18% per annum. In addition, we issued the investor an immediately exercisable warrant to purchase 100,000 shares of our common stock at $0.10 per share that expires September 30, 2030.

Mast Hill Fund L.P.

August 27, 2025 Securities Purchase Agreement

On August 27, 2025, we received net proceeds of $190,500 pursuant to a Securities Purchase Agreement with Mast Hill. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

November 13, 2025 Securities Purchase Agreement Tranche

On November 13, 2025, we entered into the first tranche of the November 13, 2025, Securities Purchase Agreement with Mast Hill and received net proceeds of $437,500. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

December 31, 2025 Securities Purchase Agreement Tranche

On December 31, 2025, we entered into the second tranche of the November 13, 2025, Securities Purchase Agreement with Mast Hill and received net proceeds of $437,500. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

Going Concern

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

Other than as described in Note 1 of Notes to Condensed Consolidated Financial Statements, during the six months ended January 31, 2026, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2025, which was filed with the SEC on October 29, 2025.

Results of Operations

We provide maintenance and related services for a commercial facility pursuant to our Maintenance Agreement with Mast Hill Fund, L.P. beginning November 13, 2025 and ending on the first business day of February 2034. In exchange, Mast Hill pays us service fees which currently total $245,000 per year. We do not currently sell or market any products. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended January 31,		$	%
	2026	2025	Change	Change
General and administrative expense	$181,942	$156,593	$25,349	16.2%
Loss from operations	(181,942)	(156,593)	(25,349)	16.2%

Interest expense	(412,429)	(63,431)	(348,998)	550.2%
Financing costs	(2,572,655)	–	(2,572,655)	100.0%
Change in fair value of derivative liabilities	(424,348)	–	(424,348)	100.0%
Other expense, net	(10,249)	(102)	(10,147)	9,948.0%
Net loss and comprehensive loss	$(3,601,623)	$(220,126)	$(3,381,497)	1,536.2%

Basic net loss per share	$(0.03)	$(0.00)	$(0.03)	nm
Diluted loss per share	$(0.03)	$(0.00)	$(0.03)	nm

nm: Not meaningful

	Six Months Ended January 31,		$	%
	2026	2025	Change	Change
General and administrative expense	$485,132	$736,020	$(250,888)	-34.1%
Loss from operations	(485,132)	(736,020)	250,888	-34.1%

Loss from change in fair value of Oragenics, Inc. common stock	–	(370,698)	370,698	-100.0%
Interest expense	(507,765)	(132,217)	(375,548)	284.0%
Financing costs	(3,080,023)	–	(3,080,023)	100.0%
Change in fair value of derivative liabilities	(1,929)	–	(1,929)	100.0%
Other expense, net	(10,221)	(97)	(124)	10,437.1%
Net loss and comprehensive loss	$(4,085,070)	$(1,239,032)	$(2,846,038)	229.7%

Basic net loss per share	$(0.04)	$(0.01)	$(0.03)	nm
Diluted loss per share	$(0.04)	$(0.01)	$(0.03)	nm

nm: Not meaningful

General and Administrative Expense

General and administrative expense includes expenses related to salaries and related benefits for employees in finance, accounting, sales, administrative, and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company, and legal and professional fees.

The changes in General and administrative expense were due to the following:

	Three months ended January 31, 2026 compared to three months ended January 31, 2025	Six months ended January 31, 2026 compared to six months ended January 31, 2025
Increase (decrease) in:
Public company expense	$2,544	$(196,466)
Wages	3,559	(112,485)
Stock-based compensation	(36,131)	(96,618)
Business development and investor relations	61,500	191,500
Legal and professional fees	(7,098)	(14,652)
Insurance	(1,222)	(5,607)
Other	2,197	(16,560)
	$25,349	$(250,888)

The decrease in public company expense for the six months ended January 31, 2026 was due to lower securities filing activity. The increase in wages for the three months ended January 31, 2026 was due to wages paid to our officers. The decrease in wages for the six months ended January 31, 2026, was due to a voluntary decrease in executive salaries. The decreases in stock-based compensation were due to no stock-based compensation in the three and six months of fiscal 2026 due to no equity awards being granted and no unrecognized stock-based compensation. The decreases were offset by increases in business development and investor relations expense primarily related to our agreement with NeuRX Health, Inc. and associated investor relations outreach. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Weighted average debt outstanding	$4,674,741	$1,902,147	$3,404,160	$1,829,421
Weighted average interest rate	10.3%	10.4%	9.5%	10.8%

Loss from Change in Fair Value of Oragenics, Inc. Common Stock

Loss from change in fair value of Oragenics, Inc. common stock in the prior year period related to the value of the common stock of Oragenics that was held by us as an investment. All shares were sold during fiscal 2025.

Financing Costs

Financing costs in the fiscal 2026 periods included the following:

Six Months Ended January 31, 2026
Balance at July 31, 2025	$–
August 27, 2025 Mast Hill Securities Purchase Agreement	507,368
Balance at October 31, 2025	507,368
November 13, 2025 Mast Hill Maintenance SPA Convertible Promissory Note	2,242,625
November 13, 2025 Mast Hill SPA Tranche	137,410
December 31, 2025 Mast Hill SPA Tranche	192,620
Balance at January 31, 2026	$3,080,023

Change in Fair Value of Derivative Liability

Change in fair value of derivative liabilities in the fiscal 2026 periods relates to the value of the variable conversion feature embedded in our August 27, 2025 SPA and November 13, 2025 SPA with Mast Hill. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent financings.

The following table sets forth the primary sources and uses of cash:

	Six Months Ended January 31,
	2026	2025
Net cash used in operating activities	$(568,257)	$(295,192)
Net cash provided by financing activities	1,165,500	300,000

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

Debt

The following notes payable were outstanding:

	January 31,	July 31,
	2026	2025
Convertible notes payable, officers and directors	$100,000	$100,000

Notes payable	400,000	300,000
Unamortized debt discount	(4,191)	(512)
Notes payable, net	395,809	299,488

Convertible notes payable	4,892,247	1,584,667
Unamortized debt discount	(3,118,556)	–
Convertible notes payable, net	1,773,691	1,584,667

Total notes payable	5,392,247	1,984,667
Unamortized debt discount	(3,122,747)	(512)
Total notes payable outstanding, net	$2,269,500	$1,984,155

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of January 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below, our disclosure controls and procedures were not effective.

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

In light of the material weaknesses described above, prior to the filing of this Form 10-Q for the period ended January 31, 2026, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the six months ended January 31, 2026, to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2025. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2025, are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 5.	Other Information

During the fiscal quarter ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 11, 2026.

ODYSSEY HEALTH, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

