Form 10-Q
period 2026-04-30
Odyssey Health, Inc.
filed 2026-06-12
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

Form 10-Q

_________________________________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

100,968,663 shares of common stock, par value $0.001 per share, outstanding as of June 12, 2026.

ODYSSEY HEALTH, INC.

FORM 10-Q

For the Quarter Ended April 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2026	2025
Assets
Current assets:
Cash	$297,806	$19,084
Prepaid expenses and other current assets, net	75,973	30,639
Total current assets	373,779	49,723

Total assets	$373,779	$49,723

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued wages	$1,484,536	$1,615,357
Accounts payable and accrued wages, officers	1,854,617	1,858,443
Accrued interest	586,351	421,440
Asset purchase liability	1,125,026	1,125,026
Notes payable, officers and directors	100,000	100,000
Notes payable, net of unamortized debt discounts	2,542,321	1,884,155
Derivative liability	2,430,585	–
Total current liabilities	10,123,436	7,004,421

Commitments and contingencies (Note 3)	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding as of April 30, 2026 and July 31, 2025	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 100,968,663 and 96,709,763 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	100,969	96,710
Additional paid-in capital	56,214,391	55,694,429
Accumulated deficit	(66,065,017)	(62,745,837)
Total stockholders' deficit	(9,749,657)	(6,954,698)
Total liabilities and stockholders' deficit	$373,779	$49,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2026	2025	2026	2025
General and administrative expense	$297,554	$129,055	$782,687	$865,075
Loss from operations	(297,554)	(129,055)	(782,687)	(865,075)

Loss from change in fair value of Oragenics, Inc. common stock	–	(61,357)	–	(432,053)
Interest expense	(527,551)	(61,395)	(1,035,315)	(193,611)
Financing costs	–	–	(3,080,023)	–
Change in fair value of derivative liability	1,505,581	–	1,503,652	–
Gain on extinguishment of accounts payable	85,369	–	85,369	–
Other income (expense), net	45	64	(10,177)	(36)
Net income (loss) and comprehensive income (loss)	765,890	(251,743)	(3,319,181)	(1,490,775)

Basic net income (loss) and comprehensive income (loss) per share	$0.01	$0.00	$(0.03)	$(0.01)

Diluted net income (loss) and comprehensive income (loss) per share	$0.01	$0.00	$(0.03)	$(0.01)

Shares used for basic net income (loss) comprehensive income (loss) per share	108,031,419	104,709,763	107,299,314	104,709,763

Shares used for diluted net income (loss) comprehensive income (loss) per share	186,674,907	104,709,763	107,299,314	104,709,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Deficit
Balances, July 31, 2025	96,709,763	$96,710	$55,694,429	$(62,745,837)	$(6,954,698)
Common stock issued for conversion of accrued interest and fees	1,144,000	1,144	81,224	–	82,368
Common stock issued for conversion of outstanding principal	2,000,000	2,000	142,000	–	144,000
Warrants issued in debt financing	–	–	56,589	–	56,589
Net loss	–	–	–	(483,447)	(483,447)
Balances, October 31, 2025	99,853,763	99,854	55,974,242	(63,229,284)	(7,155,188)
Warrants issued in debt financing	–	–	160,992	–	160,992
Net loss	–	–	–	(3,601,623)	(3,601,623)
Balances, January 31, 2026	99,853,763	99,854	56,135,234	(66,830,907)	(10,595,819)
Common stock issued for conversion of accrued interest and fees	419,900	420	29,812	–	30,231
Common stock issued for conversion of outstanding principal, accrued interest and fees	695,000	695	49,345	–	50,040
Net income	–	–	–	765,890	765,890
Balances, April 30, 2026	100,968,663	$100,969	$56,214,391	$(66,065,017)	$(9,749,657)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Deficit
Balances, July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)
Stock-based compensation	–	–	60,487	–	60,487
Warrants issued in debt financing	–	–	13,343	–	13,343
Net loss	–	–	–	(1,018,906)	(1,018,906)
Balances, October 31, 2024	96,709,763	96,710	55,646,517	(62,022,052)	(6,278,825)
Stock-based compensation	–	–	36,131	–	36,131
Net loss	–	–	–	(220,126)	(220,126)
Balances, January 31, 2025	96,709,763	96,710	55,682,648	(62,242,178)	(6,462,820)
Stock-based compensation	–	–	11,781	–	11,781
Net loss	–	–	–	(251,743)	(251,743)
Balances, April 30, 2025	96,709,763	$96,710	$55,694,429	$(62,493,921)	$6,702,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(3,319,181)	$(1,490,775)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	–	108,399
Allowance for research and development rebate due	–	22,625
Financing costs	3,080,023	–
Change in fair value of derivative liability	(1,503,652)	–
Amortization of debt discount and closing costs	721,463	43,464
Loss from change in fair value of Oragenics, Inc. common stock	–	432,053
Financing costs paid with issuance of common stock	5,250	–
Gain on extinguishment of accounts payable	(85,369)	–
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(45,334)	(32,234)
Increase (decrease) in accounts payable and accrued wages	(45,452)	189,973
Increase in accounts payable and accrued wages, officers	(3,826)	279,966
Increase in accrued interest	309,300	147,336
Net cash used in operating activities	(886,778)	(299,193)

Cash flows from financing activities:
Proceeds from notes payable	1,165,500	300,000
Net cash provided by financing activities	1,165,500	300,000

Increase in cash and cash equivalents	278,722	807

Cash and cash equivalents:
Beginning of period	19,084	2,379
End of period	$297,806	$3,186

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,552	$2,811

Supplemental disclosure of non-cash information:
Common stock issued for conversion of outstanding principal	$194,040	$–
Common stock issued for conversion of accrued interest and fees	107,350	–
Warrants issued in debt financing	217,581	13,343
Original issue discount on debt and closing costs on notes payable	2,085,771	–
Rent offset payment applied to principal on maintenance note payable	62,680	–
Rent offset payment applied to accrued interest on notes payable	30,492	–
Debt discount recognized on notes payable associated with derivative liability	1,184,943	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.    Basis of Presentation, Nature of Operations and Going Concern

Basis of Presentation

The accompanying condensed consolidated financial information of Odyssey Health, Inc. and our wholly-owned subsidiaries, Odyssey Medical Devices, Inc. and Odyssey Group International Australia, Pty Ltd, is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. Such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial information as of July 31, 2025, is derived from our Annual Report on Form 10-K for the year ended July 31, 2025. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2025 Annual Report on Form 10-K filed with the SEC on October 29, 2025. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Other than as described below, our significant accounting policies have not changed during the nine months ended April 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2025.

Segment Reporting

We operate as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker, reviews and evaluates financial information and allocates resources on a consolidated basis when making operating decisions and assessing performance.

Accounting for Derivative Liabilities

We have derivative liabilities related to outstanding debt with a variable conversion features. We accounted for the fair value of the derivative liability utilizing a Black-Scholes pricing model upon inception and mark it to fair value using the Black-Scholes pricing model as of the end of each reporting period with the change in fair value being accounted for in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period incurred. See also Notes 4 and 5.

Accounting for Extinguishment of Accounts Payable

During the third quarter of Fiscal 2026, certain vendors forgave the accounts payable owed to them by us. Pursuant to Accounting Standards Codification (“ASC”) 405-20 Liabilities – Extinguishment of Liabilities, we account for the forgiveness of accounts payable as the extinguishment of debt and record the gain as Gain on extinguishment of accounts payable in the period of forgiveness.

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior year’s condensed consolidated financial statements and accompanying footnotes to conform with the current year’s presentation. These changes consisted of the following:

•	combining Accounts payable and Accrued wages on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows;
•	separating Accounts payable and accrued wages, officers from Accounts payable and accrued wages on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows; and
•	combining Stock-based compensation with General and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in order to conform with the current period presentation.

There was no effect on the reported Net income (loss) for the periods reported.

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

Going Concern

We did not recognize any revenues for the nine months ended April 30, 2026 or the year ended July 31, 2025, and we had an accumulated deficit of $66,065,017 as of April 30, 2026. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. As of April 30, 2026, we had current liabilities of $10,123,436, current assets of $373,779, and a working capital deficit of $9,749,657. At April 30, 2026, based on current projections and anticipated funding sources, we believe we have sufficient working capital to meet our operating expenses through the end of Fiscal 2026, subject to the risks and uncertainties described herein.

The operating deficit and negative working capital at April 30, 2026, indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

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

Note 2.    New Accounting Pronouncements

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments will be effective for our July 31, 2026 fiscal year end financial statements. The amendments should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures and do not expect the amendments to have a material effect on our financial statements.

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

Note 3.    Commitments and Contingencies

Master Technology and Sub-License Agreement

On October 14, 2025, we entered into a Master Technology and Sub-license Agreement (the “Agreement”) with NeuRX Health, Inc. (“NeuRX”). Pursuant to the Agreement, we entered into a sub-licensing agreement for exclusive, worldwide rights to BreastCheck®, a non-invasive test for breast abnormalities. The Agreement closed April 21, 2026. Terms included worldwide license to the technology, a royalty agreement, sublicense agreement and material transfer agreement.

On May 6, 2026, we received formal written notice from NeuRX, advising us that NeuRX was in breach of its contractual obligations with Davion Healthcare Plc ("Davion”). Specifically, NeuRX failed to obtain Davion's required approval prior to sublicensing the BreastCheck product to us. As a result, the notice stated that the Agreement between us and NeuRX was immediately cancelled. See also Note 11.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the nine months ended April 30, 2026, or the year ended July 31, 2025.

No changes were made to our valuation techniques during the quarter ended April 30, 2026.

We did not have any financial instruments carried at fair value at July 31, 2025. Financial instruments carried at fair value at April 30, 2026 included the following:

	April 30, 2026
	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$2,430,585	$2,430,585

Derivative Liabilities

Derivative liabilities relate to the variable conversion feature embedded in our August 27, 2025 Securities Purchase Agreement, our November 13, 2025 Convertible Promissory Note and Maintenance Agreement, our November 13, 2025 Securities Purchase Agreement with Mast Hill Fund L.P. and our December 31, 2025 Second Tranche related to the November 13, 2025 Securities Purchase Agreement. See Note 5 for additional information. The fair value of our derivative liabilities as determined using the Black-Scholes pricing model utilizing the following inputs:

	August 27, 2025	October 31, 2025	November 13, 2025	December 31, 2025	April 30, 2026
Expected stock price volatility	228.72%	251.16%	236.31%	234.40%	191.32% - 220.93%
Risk free interest rate	3.83%	3.75%	3.68%	3.48%	3.71% - 3.76%
Expected life of options (years)	1.00	0.83	1.00	1.00	.33-.67
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Exercise price	$0.024	$0.058	$0.058	$0.026	$0.048
Stock price	$0.082	$0.074	$0.071	$0.033	$0.057

Changes in our derivative liabilities for the three and nine months ended April 30, 2026 were as follows:

Balance at July 31, 2025	$–
Derivative liability recognized	647,574
Change in fair value of derivative liability	(422,419)
Balance at October 31, 2025	225,155
Derivative liabilities recognized	3,286,663
Change in fair value of derivative liabilities	424,348
Balance at January 31, 2026	3,936,166
Change in fair value of derivative liabilities	(1,505,581)
Balance at April 30, 2026	$2,430,585

See also Note 5.

Fair Value of Current Assets and Current Liabilities

The carrying values of Cash, Prepaid expenses and other current assets, Accounts payable and accrued wages, Accounts payable and accrued wages - officers, and Notes payable approximate their fair value due to their short maturities.

Contingent Liability

At April 30, 2026 and July 31, 2025, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

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

On January 31, 2026, we entered into Amendment No. 11 to the Convertible Promissory Note to extend the maturity date to April 30, 2026.

On May 18, 2026, and effective April 30, 2026, we entered into Amendment No. 12 to the Convertible Promissory Note to extend the maturity date to September 30, 2026.

At April 30, 2026, we had $891,000 of principal and $312,104 of accrued interest outstanding pursuant to the Note.

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

On February 2, 2026 with an effective date of January 31, 2026, this Note was amended to extend the maturity date to January 31, 2027.

At April 30, 2026, $300,000 in principal and $92,315 in accrued interest remained outstanding.

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

At April 30, 2026, $100,000 in principal and $10,455 in accrued interest remained outstanding.

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

At April 30, 2026, $50,000 in principal and $11,061in accrued interest remained outstanding.

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

On November 13, 2025, we entered into a Maintenance Agreement with Mast Hill, pursuant to which we agreed to provide certain maintenance and related services for a commercial facility beginning November 13, 2025 and ending on the first business day of February 2034. In exchange, Mast Hill will pay us service fees (the “Fees”) which currently total approximately $252,450 per year that is an offset to the principal and interest payable against the outstanding tranches. For financial statement presentation, future Fees receivable under the Maintenance Agreement will be offset against any debt owed to Mast Hill. As of April 30, 2026, $1,786,098 in future Fees receivable was offset against Notes payable.

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

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $2,242,625 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $2,242,625. The derivative liability was revalued at April 30, 2026 with an estimated fair value of $1,589,795. Accordingly, a gain on change in fair value of derivative liabilities in the amount of $1,032,175 and $652,830 was recorded on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended April 30, 2026. See also Note 4.

At April 30, 2026, there was $2,262,000 of principal and $103,495 of accrued interest outstanding pursuant to the Maintenance Note.

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

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $495,717 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $137,410. The derivative liability was revalued at April 30, 2026 with an estimated fair value of $295,410. Accordingly, a gain on change in fair value of derivative liabilities in the amount of $221,335 and $200,307, respectively, was recorded on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended April 30, 2026. See also Note 4.

At April 30, 2026, there was $437,320 of principal, $3,355 of accrued interest and warrants exercisable for 1,538,461 shares of our common stock outstanding pursuant to the November 13, 2025 tranche.

December 31, 2025 Tranche

On December 31, 2025, we entered into the second tranche of the SPA consisting of $500,000 principal with an original discount of $50,000 and legal fees totaling $12,500 for net proceeds to us of $437,500. In conjunction with this tranche, we issued Warrants to Mast Hill immediately exercisable for 3,508,771 shares of our common stock at $0.001 per share.

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $548,321 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $192,620. The derivative liability was revalued at April 30, 2026 with an estimated fair value of $400,035. Accordingly, a gain on change in fair value of derivative liabilities in the amount of $174,243 and $148,286 respectively, was recorded on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended April 30, 2026. See also Note 4.

At April 30, 2026, there was $500,000 of principal, $3,836 of accrued interest and warrants exercisable for 3,508,771 shares of our common stock outstanding pursuant to the December 31, 2025 tranche.

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

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $647,574 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $507,368. The derivative liability was revalued at April 30, 2026 with an estimated fair value of $145,345. Accordingly, a gain on change in fair value of derivative liabilities in the amount of $77,828 and $502,229 respectively, was recorded on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended April 30, 2026. See also Note 4.

At April 30, 2026, there was $220,000 of principal, $14,767 of accrued interest and warrants exercisable for 1,000,000 shares of our common stock outstanding pursuant to the 2025 SPA.

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

On June 9, 2026, we entered into Amendment No. 7 to the 2022 SPA, extending the maturity date for the full amount outstanding to October 31, 2026.

At April 30, 2026, there was $456,173 of principal, $124 of accrued interest and warrants exercisable for 14,666,667 shares of our common stock outstanding pursuant to the 2022 SPA.

Directors and Officers Promissory Notes

At April 30, 2026, we had $100,000 of principal and $34,839 of accrued interest related to these Promissory Notes outstanding and the due date has been extended to January 31, 2027.

Notes Payable Summary

The following notes payable were outstanding:

	April 30,	July 31,
	2026	2025
Notes payable, officers and directors	$100,000	$100,000

Notes payable	400,000	300,000
Unamortized debt discount	(2,656)	(512)
Notes payable, net	397,344	299,488

Convertible notes payable	4,816,493	1,584,667
Unamortized debt discount	(2,671,516)	–
Convertible notes payable, net	2,144,977	1,584,667

Total notes payable	5,316,493	1,984,667
Unamortized debt discount	(2,674,172)	(512)
Total notes payable outstanding, net	$2,642,321	$1,984,155

Note 6.     Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At April 30, 2026, 17,625,000 shares of our common stock were reserved for issuance pursuant to the 2021 Omnibus Stock Incentive Plan (the “2021 Plan”) and 2,500,000 shares remained available for future awards under the 2021 Plan.

Stock Options and Restricted Stock Units

There was no restricted stock unit activity during the nine months ended April 30, 2026. Stock option activity during the nine months ended April 30, 2026 was as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2025	17,250,000	$0.16
Options cancelled	(2,400,000)	$0.13
Options outstanding at April 30, 2026	14,850,000	$0.17

The weighted average contractual term remaining for outstanding stock options was 4.97 years at April 30, 2026.

Warrants

Warrant activity during the nine months ended April 30, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2025	21,475,274	$0.25
Warrants issued	6,147,232	$0.02
Warrants expired	(1,604,000)	$0.77
Warrants outstanding at April 30, 2026	26,018,506	$0.16

The weighted average contractual term remaining for outstanding warrants was 2.24 years at April 30, 2026.

Unrecognized Compensation Costs

At April 30, 2026, we had no unrecognized stock-based compensation.

Note 7.     Extinguishment of Accounts Payable

During the quarter ended April 30, 2026, a total of $85,369 of accounts payable was forgiven by a total of five vendors. Pursuant to ASC 405-20, Liabilities, Extinguishment of Liabilities, this amount was recorded as Gain on extinguishment of accounts payable on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 8.    Common Stock

Mast Hill Equity Purchase Agreement

Pursuant to an Equity Purchase Agreement (the “Agreement”) dated July 29, 2025, we have the right, but not the obligation, to deliver Put Notices to Mast Hill Fund L.P. to purchase Put Shares of our common stock totaling up to $25.0 million.

During the nine months ended April 30, 2026, no Put Notices were delivered to Mast Hill under the Agreement.

Mast Hill Conversion of Interest and Fees

On August 29, 2025, Mast Hill converted $80,618 of accrued interest and $1,750 in fees for a total of $82,368 into 1,144,000 shares of our common stock at a conversion price of $0.072 per share. See Note 5.

On March 25, 2026, Mast Hill converted $28,483 of accrued interest and $1,750 in fees for a total of $30,233 into 419,900 shares of our common stock at a conversion price of $0.072 per share. See Note 5.

On April 29, 2026, Mast Hill converted $43,494 of principal, $4,796 of accrued interest and $1,750 in fees for a total of $50,040 into 695,000 shares of our common stock at a conversion price of $0.072 per share. See Note 5.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders used for basic earnings (loss) per share	$765,890	$(251,743)	$(3,302,742)	$(1,490,775)
Add back convertible debt interest	83,650	–	–	–
Add back convertible debt amortization	391,136	–	–	–
Net income (loss) attributable to common stockholders used for diluted earnings (loss) per share calculations	$1,240,676	$(251,743)	$(3,302,742)	$(1,490,775)

Weighted average outstanding shares of common stock used for basic earnings (loss) per share	108,031,419	104,709,763	107,299,314	104,709,763
Dilutive effect of convertible debt	73,680,582	–	–	–
Dilutive effect of warrants	4,962,906	–	–	–
Common stock and common stock equivalents used for diluted earnings (loss) per share	186,674,907	104,709,763	107,299,314	104,709,763

Earnings (Loss) Per Share
Basic	$0.01	$(0.00)	$(0.03)	$(0.01)
Diluted	$0.01	$(0.00)	$(0.03)	$(0.01)

The following anti-dilutive securities were excluded from the calculations of diluted net loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Options to purchase common stock	14,850,000	17,620,000	14,850,000	17,620,000
Shares issuable upon conversion of convertible notes and related accrued interest	24,170,897	26,536,748	24,170,897	26,536,748
Warrants to purchase common stock	20,971,274	21,475,274	20,971,274	21,475,274
Total potentially dilutive securities	59,992,171	65,632,022	59,992,171	65,632,022

Note 10.    Related Party Transactions

Accounts Payable and Accrued Wages, Officers

Accounts payable and accrued wages, officers included the following:

	April 30, 2026	July 31, 2025
Reimbursement of expenses:
Joseph M. Redmond, CEO	$–	$17,125
Christine Farrell, CFO	–	34,085
	–	51,210

Accrued salary and bonus:
Joseph M. Redmond, CEO	1,360,769	1,330,308
Christine Farrell, CFO	493,848	476,925
	1,854,617	1,807,233
	$1,854,617	$1,858,443

See Note 5 for a discussion of $25,000 Promissory Notes payable to each of our Chief Executive Officer, Chief Financial Officer, and two directors, for an aggregate principal amount of $100,000.

Note 11.    Subsequent Events

Termination of BreastCheck Agreement

On May 6, 2026, we received formal written notice from NeuRX, advising us that NeuRX was in breach of its contractual obligations with Davion Healthcare Plc ("Davion”). Specifically, NeuRX failed to obtain Davion's required approval prior to sublicensing the BreastCheck product to us. As a result, the notice stated that the Agreement between us and NeuRX was immediately cancelled.

Termination of Australian Subsidiary

On May 20, 2026, we dissolved our Australian subsidiary, Odyssey Group International Pty.

Amendments to Convertible Debt

On May 18, 2026, and effective April 30, 2026, we entered into Amendment No. 12 to the Convertible Promissory Note with LGH Investments LLC, extending the maturity date for the full amount outstanding to September 30, 2026.

On June 9, 2026, and effective April 30, 2026, we entered into Amendment No. 7 to the 2022 SPA with Mast Hill Fund, L.P., extending the maturity date for the full amount outstanding to October 31, 2026.

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

Going Concern

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

Other than as described in Note 1 of Notes to Condensed Consolidated Financial Statements, during the nine months ended April 30, 2026, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended July 31, 2025, which was filed with the SEC on October 29, 2025.

Results of Operations

We provide maintenance and related services for a commercial facility pursuant to our Maintenance Agreement with Mast Hill Fund, L.P. beginning November 13, 2025 and ending on the first business day of February 2034. In exchange, Mast Hill pays us service fees which currently total approximately $252,450 per year. We do not currently sell or market any products. The service fees are recorded as an offset to the Maintenance note principal and accrued interest. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, but there can be no assurance, however, that we will be successful in obtaining FDA clearance or approval for our products.

	Three Months Ended April 30,		$	%
	2026	2025	Change	Change
General and administrative expense	$297,554	$129,055	$168,499	130.6%
Loss from operations	(297,554)	(129,055)	(168,499)	130.6%

Loss from change in fair value of Oragenics, Inc. common stock	–	(61,357)	61,357	-100.0%
Interest expense	(527,551)	(61,395)	(466,156)	759.3%
Change in fair value of derivative liability	1,505,581	–	1,505,581	100.0%
Extinguishment of debt	85,369	–	85,369	100.0%
Other income expense, net	45	64	(19)	-29.7%
Net income (loss) attributable to common shareholders	$765,890	$(251,743)	$1,017,633	-404.2%

Basic net income (loss) and comprehensive income (loss) per share	$0.01	$0.00	$0.01	nm
Diluted net income (loss) and comprehensive income (loss) per share	$0.01	$0.00	$0.01	nm

	Nine Months Ended April 30,		$	%
	2026	2025	Change	Change
General and administrative expense	$782,687	$865,075	$(82,388)	-9.5%
Loss from operations	(782,687)	(865,075)	82,388	-9.5%

Loss from change in fair value of Oragenics, Inc. common stock	–	(432,053)	432,053	-100.0%
Interest expense	(1,035,315)	(193,611)	(841,704)	434.7%
Financing costs	(3,080,023)	–	(3,080,023)	100.0%
Change in fair value of derivative liability	1,503,652	–	1,503,652	100.0%
Extinguishment of debt	85,369	–	85,369	100.0%
Other expense, net	(10,177)	(36)	(10,141)	28169.4%
Net loss attributable to common shareholders	$(3,319,181)	$(1,490,775)	$(1,828,406)	122.6%

Basic net loss and comprehensive loss per share	$(0.03)	$(0.01)	$(0.02)	200.0%
Diluted net loss and comprehensive loss per share	$(0.03)	$(0.01)	$(0.02)	200.0%

nm: Not meaningful

General and Administrative Expense

General and administrative expense includes expenses related to salaries and related benefits for employees in finance, accounting, sales, administrative, and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company, and legal and professional fees.

The net decreases in General and administrative expense were due to the following:

	Three months ended April 30, 2026 compared to three months ended	Nine months ended April 30, 2026 compared to nine months ended
	April 30, 2025	April 30, 2025
Increase (decrease) in:
Business development and investor relations	$64,100	$255,600
Insurance expense	(1,544)	(7,151)
Legal and professional fees	(9,866)	(24,518)
Public company expense	9,926	(186,539)
Stock-based compensation	(11,781)	(108,399)
Travel	4,971	8,809
Wages	114,103	1,618
Bad debt expense	(5,000)	(26,616)
Other	3,590	4,808
	$168,499	$(82,388)

The decrease in public company expense for the nine months ended April 30, 2026 was due to lower securities filing activity. The increase in wages for the three months ended April 30, 2026 was due to full wages being paid to our officers. The increase in wages for the nine months ended April 30, 2026 was offset by a voluntary decrease in executive salaries in the first two quarters of Fiscal 2026. The decreases in stock-based compensation were due to no stock-based compensation in the three and nine months of fiscal 2026 due to no equity awards being granted and no unrecognized stock-based compensation. The increases in business development and investor relations expense primarily related to our agreement with NeuRX Health, Inc. and associated investor relations outreach. See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Weighted average debt outstanding	$5,359,499	$1,909,329	$4,032,280	$1,782,230
Weighted average interest rate	10.23%	10.36%	9.31%	11.10%

Financing Costs

Financing costs in fiscal 2026 included the following:

Fiscal 2026
August 27, 2025 Mast Hill Securities Purchase Agreement	$507,368
Total in three months ended October 31, 2025	507,368
November 13, 2025 Mast Hill Maintenance SPA Convertible Promissory Note	2,242,625
November 13, 2025 Mast Hill SPA Tranche	137,410
December 31, 2025 Mast Hill SPA Tranche	192,620
Total in six months ended January 31, 2026	3,080,023
Total in nine months ended April 30, 2026	$3,080,023

Change in Fair Value of Derivative Liability

Change in fair value of derivative liabilities in the Fiscal 2026 periods relates to the value of the variable conversion features embedded in our August 27, 2025 SPA and November 13, 2025 SPA with Mast Hill. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information.

Gain on Extinguishment of Accounts Payable

Gain on extinguishment of accounts payable in the Fiscal 2026 periods relates to a total of $85,369 of accounts payable and accrued wages that were forgiven by a total of five vendors.

Liquidity and Capital Resources

See Recent Funding above for a discussion of our recent financings.

The following table sets forth the primary sources and uses of cash:

	Nine Months Ended April 30,
	2026	2025
Net cash used in operating activities	$(886,778)	$(299,193)
Net cash provided by financing activities	1,165,500	300,000

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

Debt

The following notes payable were outstanding:

	April 30,	July 31,
	2026	2025
Notes payable, officers and directors	$100,000	$100,000

Notes payable	400,000	300,000
Unamortized debt discount	(2,656)	(512)
Notes payable, net	397,344	299,488

Convertible notes payable	4,816,493	1,584,667
Unamortized debt discount	(2,671,516)	–
Convertible notes payable, net	2,144,977	1,584,667

Total notes payable	5,316,493	1,984,667
Unamortized debt discount	(2,674,172)	(512)
Total notes payable outstanding, net	$2,642,321	$1,984,155

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below, our disclosure controls and procedures were not effective.

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

In light of the material weaknesses described above, prior to the filing of this Form 10-Q for the period ended April 30, 2026, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

There have been no material changes during the nine months ended April 30, 2026, to the risk factors discussed in our Annual Report on Form 10-K for the year ended July 31, 2025. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended July 31, 2025, are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 5.	Other Information

During the quarter ended April 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description
10.1	Master Technology and Sub-License Agreement between Odyssey Health, Inc. and NeuRX Health, Inc (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 17, 2025).
10.2	Amendment No. 1, dated April 21, 2026, to the Master Technology and Sub-License Agreement dated October 14, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 24, 2026).
10.3	NeuRX Health, Inc. Revocation Letter dated May 6, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 11, 2026)
10.4	Form of Amendment No. 12 dated January 30, 2026, to Convertible Promissory Note with Directors and Officers, dated December 21, 2021 and December 22, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 3, 2026)
10.5	Amendment No. 11 dated January 30, 2026 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on February 3, 2025).
10.6	Amendment No. 5 dated January 30, 2026, to the Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on February 3, 2025)
10.7	Amendment No. 2 dated February 2, 2026 and effective January 30, 2026, to the Promissory Note with accredited investor Peter J. D’Arruda, dated August 14, 2024 (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on February 3, 2026)
10.8	Amendment No. 12 dated May 18, 2026 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 26, 2026).
10.9	Amendment No. 6 dated October 9, 2025 to Promissory Note issued December 13, 2022 with Mast Hill Fund, L.P (incorporated by reference to Exhibit 10. 1 to Form 8-K filed with the SEC on October 10, 2025)
10.10	Amendment No. 7 dated June 9, 2026 to Promissory Note issued December 13, 2022 with Mast Hill Fund, L.P.**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 12, 2026.

ODYSSEY HEALTH, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond
Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Christine M. Farrell
Christine M. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

