Form 10-K
period 2026-07-31
Odyssey Health, Inc.
filed 2026-10-28
CIK 1626644

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price ($0.07) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (January 31, 2026).	$6,195,975

Number of shares of common stock outstanding as of October 27, 2026	110,218,663

_________________________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

ODYSSEY HEALTH, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2026

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

Our shares of common stock are listed on the OTCID Marketplace (“OTC”) and there is currently very little public market for our common stock.

As used herein, when we refer to “Odyssey”, “ODYY,” the “Company,” “our Company,” “we,” “us” and “our,” we mean Odyssey Health, Inc., a Nevada corporation, unless the context indicates otherwise.

General

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have superior clinical utility and serve an unmet medical need. Our business model is to develop or acquire medical-related products, engage third parties to help develop such products, complete clinical trials, and manufacture products according to U. S. Food and Drug Administration (“FDA”) regulations. We have two different technologies we plan to develop; the CardioMap heart monitoring and screening device and the Save-A-Life choking rescue device.

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

We are not currently selling or marketing any products, as our products need development, and FDA clearance or approval to market our products will be required to sell in the United States. In addition, we would require additional European Union or country specific clearance or approvals to sell internationally.

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

About Save-A-Life

In July 2019, we purchased all intellectual property including two patents for the choking rescue device: patent Number RE45,535 E, and patent Number 8,454,624 B2. The Save-A-Life (“SAL”) choking rescue device is currently in development and is designed to be a safe, and easy-to-use device for removing a lodged mass from the throat of a choking victim. The device includes a pump for creating a vacuum chamber, which is connected seamlessly with a replaceable/disposable mouthpiece. In an emergency, the SAL may be easily inserted into the victim’s mouth, which depresses the tongue providing a clear application. By pressing an activation button on the device, the internal pump is intended to deliver the appropriate amount of instantaneous vacuum to dislodge the mass without harm or damage to the person. The application is intended to be instantly effective as the device will be operational and effective in a matter of seconds. To sell, market and distribute the Save-A-Life product, clearance or approval from the FDA is required. FDA clearance or approval has not been obtained at this time. The product development plan for the Save-A-Life is below.

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

Where you can find more information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge on our website at http://www.odysseyhealthinc.com when such reports are available on the SEC website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We have been incurring operating losses and cash flow deficits since the inception of such operations. Our lack of operating history, and the lack of historical pro forma consolidated financial information make it difficult for investors to evaluate our prospects for success. Prospective investors should consider the risks and difficulties we might encounter, especially given our lack of an operating history or historical pro forma consolidated financial information. There is no assurance that we will be successful, and the likelihood of success must be considered in light of our relatively early stage of operations. As we have not begun to generate revenue, it is extremely difficult to make accurate predictions and forecasts of our finances. There is no guarantee that our products or services will be attractive to potential consumers.

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

We have not generated any revenue or profit from operations since our inception. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not be sufficient to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We currently have no commitments for additional financing, and we have not identified any source of the capital required for our ongoing operations. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

We have substantial convertible note obligations maturing on January 31, 2027 that we do not have the funds to repay, and the waivers we have received from our principal noteholder are limited.

As of July 31, 2026, we had $4,876,282 in aggregate principal amount of convertible notes outstanding, plus accrued interest, of which $3,835,282 was owed to Mast Hill Fund, L.P. (“Mast Hill”). Our note issued to Mast Hill in August 2025 matured on August 27, 2026 and was not repaid. In addition, we have not reserved the number of shares of common stock required under our notes with Mast Hill (the “Reserved Amount”), and we do not have sufficient authorized shares to do so. Each of these constituted an event of default.

On October 23, 2026, we entered into a Global Amendment with Mast Hill (the “Global Amendment”) covering all four of our promissory notes held by Mast Hill, including each tranche funded under the Master Note. Under the Global Amendment, (i) the maturity date of each of the notes was extended to January 31, 2027; (ii) Mast Hill agreed to a one-time waiver of any event of default under Section 3.1 or Section 3.2 of the notes that occurred on or before October 23, 2026, which includes our nonpayment of the August 2025 note at maturity and our failure to maintain the Reserved Amount; and (iii) Mast Hill agreed to a one-time waiver of any event of default under Section 3.2 of the notes that may occur from October 23, 2026 through January 31, 2027 as a result of our failure to satisfy the Reserved Amount.

The waivers are limited to the events of default described above. They do not apply to any other event of default under the notes, to any payment default occurring after October 23, 2026, including a failure to repay the notes at their extended maturity date, or to any failure to maintain the Reserved Amount after January 31, 2027. We do not currently have sufficient funds to repay the Mast Hill notes at January 31, 2027, and unless we obtain additional financing, further extend the maturity date, increase our authorized shares, or otherwise restructure these obligations before that date, we expect to be in default.

Upon an event of default that is not waived, our noteholders may declare all amounts immediately due and payable, apply default interest and increased default amounts (which, under certain of the Mast Hill notes, include a default amount equal to 150% of outstanding principal and accrued interest and default interest at 16% per annum), terminate the Maintenance Agreement, and pursue collection and other remedies available under the notes and related agreements. If our noteholders accelerate our indebtedness or enforce their rights, we may be forced to seek protection under the U.S. Bankruptcy Code, and our stockholders could lose their entire investment.

We may pursue a restructuring of our indebtedness or seek relief under the U.S. Bankruptcy Code, either of which could result in substantial dilution to our existing stockholder’s or the loss of their entire investment.

We are evaluating alternatives to address our indebtedness, including potential exchanges of outstanding notes for equity securities, extensions of maturity dates, and settlements with creditors. Any restructuring would likely involve the issuance of a substantial number of shares of common stock or securities convertible into common stock, which would significantly dilute existing stockholders, and may include the issuance of preferred stock with rights and preferences senior to our common stock. There can be no assurance that our creditors will agree to any restructuring. If we are unable to restructure our obligations, we may file, or our creditors may file against us, a petition under the U.S. Bankruptcy Code. In a liquidation under Chapter 7, our assets would be distributed to creditors in accordance with applicable priority rules, and our common stock would likely become worthless. In a reorganization under Chapter 11, holders of our common stock would likely receive little or no recovery and could lose their entire investment.

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

Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive products by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. If additional funds are raised through the issuance of equity, convertible debt or similar securities of our company, the percentage of ownership of our company by our company’s stockholders will be reduced, our company’s stockholders may experience additional dilution upon conversion, and such securities may have rights or preferences senior to those of our common stock. The preferential rights granted to the providers of such additional financing may include preferential rights to payments of dividends, supervoting rights, a liquidation preference, protective provisions preventing certain corporate actions without the consent of the fund providers, or a combination thereof. We are unable to provide any assurance that additional financing will be available on terms favorable to us or at all.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended July 31, 2026, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended July 31, 2026, our net loss allocable to common stockholders was $5,729,693, and we had an accumulated deficit of $68,475,530 at July 31, 2026. As of July 31, 2026, we had current liabilities of $12,277,546, current assets of $147,859, and a working capital deficit of $12,129,687. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of July 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year ended July 31, 2026, that our internal controls and procedures were not effective to detect the inappropriate application of United States Generally Accepted Accounting Principles (“GAAP”) rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal control, which management considers to be material weaknesses. A material weakness in the effectiveness of our internal control over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in a corporation’s ownership may limit the amount of net operating losses, or NOLs, that can be utilized annually in the future to offset the corporation’s (and the corporation’s affiliates’) U.S. federal and state taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of more than 50% within any three-year period. The amount of the annual limitation is determined based on the value of the corporation that underwent the ownership change, immediately before the ownership change. Subsequent ownership changes may further affect any limitation in future years (including by way of exercising of warrants). Conversions of our convertible notes and any restructuring of our indebtedness, including exchanges of debt for equity, could cause an ownership change. In addition, any cancellation of indebtedness income arising from any restructuring would reduce our NOLs.

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

Our common stock no longer trades on the OTCQB and is now quoted on the OTCID Basic Market, which may reduce liquidity and adversely affect our stock price. Our common stock could also be moved to a lower market tier or to the Expert Market.

Until September 30, 2026, our common stock was quoted on the OTCQB. On July 21, 2026, we received notice from OTC Markets Group that our common stock was not in compliance with the OTCQB minimum closing bid price requirement of $0.01 per share. To remain eligible for quotation on the OTCQB, our closing bid price needed to be $0.01 or higher for ten consecutive trading days by October 19, 2026. Because we did not expect to regain compliance by that date, we paid a fee of $8,040 to OTC Markets Group and transitioned our common stock to the OTCID Basic Market effective October 1, 2026.

The OTCID Basic Market is a lower market tier than the OTCQB. Quotation on the OTCID may reduce liquidity in our common stock, cause some broker-dealers to restrict or decline trading in it, limit our ability to raise capital, and adversely affect our stock price. To remain on the OTCID, we must continue to satisfy its eligibility requirements, including remaining current in our public disclosure. If we fail to do so, our common stock may be moved to the Pink Limited market or to the Expert Market, where quotations are not publicly available and investors may be unable to sell their shares. In addition, if we fail to remain current in our SEC periodic reports, the SEC could revoke the registration of our common stock under Section 12(j) of the Exchange Act.

Our variable-price convertible notes could cause substantial dilution and a decline in our stock price, and we do not have sufficient authorized shares to satisfy all potential conversions.

A majority of the aggregate principal amount of our convertible notes is convertible into shares of our common stock at a discount to the lowest trading prices of our common stock during specified periods preceding the applicable conversion. As the market price of our common stock declines, the number of shares issuable upon conversion increases. As of October 27, 2026, we had 110,218,663 shares of common stock outstanding and 500,000,000 shares authorized. Based on recent trading prices, the conversion of all outstanding notes and accrued interest would require the issuance of substantially more shares of common stock than are currently authorized and available for issuance. The resale of shares issued upon conversion could exert additional downward pressure on the market price of our common stock, which could further increase the number of shares issuable. Increasing our authorized shares would require stockholder approval, which we may not obtain in a timely manner or at all.

We may be unable to fund the cost of remaining an SEC reporting company, and we may cease filing reports or deregister our common stock.

Remaining an SEC reporting company requires us to incur significant expenses for audit and legal services and SEC filing obligations. We have limited cash and no committed source of additional financing. If we are unable to fund these costs, we may fail to file our periodic reports when due, or we may seek to terminate the registration of our common stock under the Exchange Act if we are eligible to do so. If we cease filing reports, investors would have access to substantially less information about us, our common stock would likely be moved to the Expert Market, our stockholders may be unable to rely on Rule 144 to resell their shares, and our failure to file could constitute an event of default under our convertible notes.

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

In addition to the penny stock rules promulgated by the SEC, described above, FINRA rules (which would apply to our common stock in the event that our common stock ultimately becomes traded over the counter via the OTC Electronic Bulletin Board) require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Under these FINRA rules, before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. If these FINRA rules were to apply to our common stock, such application would make it more difficult for broker-dealers to recommend that their customers buy our common stock, which could limit their customers’ ability to buy and sell our common stock and have an adverse effect on the market value for our shares of common stock.

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

A limited number of stockholders, including members of the Board of Directors and our management, currently own a significant portion of our outstanding common shares. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of our directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Our common stock is quoted on the OTC Markets. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock has been and will likely continue to be subject to significant volatility. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock; and the size of our public float may limit the ability of some institutions to invest in our common stock. As a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common shares may increase or decrease in response to a number of events and factors, including changes in financial estimates, our acquisitions and financings, quarterly variations in our operating results, the operating and share price performance of other companies that investors may deem comparable, and the purchase or sale of blocks of our common stock. Any of these factors may materially adversely affect the prices of our common shares regardless of our operating performance.

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

The CardioMap, through its screening and predictive values, is a tool that, if approved or cleared, might be implemented in this preventative approach. Considering heart disease-caused deaths are still the number one cause of death and one of the most important healthcare costs factors, the CardioMap device has potential value in any medical practice. If approved or cleared for marketing, it could be an ideal device, allowing insurance companies to potentially cut costs through early diagnostic and preventative care. These assumptions may not reflect the current business and market conditions. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable. There is no guarantee that the device will be approved or cleared for commercial use.

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

We are, and will continue to be, significantly dependent, on outside consultants and third-party clinical research organizations for our research and development in order to be able to commercialize our product candidates.

We currently have a limited number of employees and resources available to perform the research and development necessary to commercialize our product candidates and potential future product candidates. We therefore rely, and will continue to rely, on third-party clinical research organizations, collaborators and consultants for this capability.

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

We currently have a limited number of employees and we may either build internal capabilities or rely on distributors to sell our products, if cleared or approved. We cannot assure you that we will succeed in building an internal team or entering into and maintaining productive arrangements with an adequate number of distributors that are sufficiently committed to selling our products, if cleared or approved. The establishment of a distribution network is expensive and time consuming. As we launch new products and increase our marketing effort with respect to existing products, we will need to continue to hire, train, retain and motivate skilled resources with significant technical knowledge. In addition, the commissions we pay for product sales could increase over time, which would result in higher sales and marketing expenses. Furthermore, if we were to rely on distributors, the current and potential distributors may market and sell the products of our competitors. Even if the distributors market and sell our products, our competitors may be able, by offering higher commission payments or other incentives, to persuade these distributors to reduce or terminate their sales and marketing efforts related to our products. The distributors may also help competitors solicit business from our existing customers. Some of our independent distributors may likely account for a significant portion of our sales volume, and, if we were to lose them, our sales could be adversely affected. Even if we engage and maintain suitable relationships with an adequate number of distributors, they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately succeed in selling our products.

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

Our ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that we may develop in the future. We intend to protect our proprietary rights by relying on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of our intellectual property:

•	The market for our products and services may depend to a significant extent upon the goodwill associated with its trademarks and trade names, and its ability to register its intellectual property under U.S. federal and state law;
•	Patents in the medical device industry involve complex legal and scientific questions and patent protection may not be available for some or any products;
•	Our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;
•	Issued patents, trademarks and registered copyrights may not provide us with competitive advantages;
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of any of our products or intellectual property;
•	Our efforts may not prevent others from the development and design of products similar to, competitive with, or superior to, those we develop;
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products; and
•	The expiration of patent or other intellectual property protections for any assets owned by us could result in significant competition, potentially at any time and without notice, resulting in a significant reduction in sales. The effect we will experience from the loss of these protections on us and our financial results will depend, among other things, upon the nature of the market and the position of our products in the market from time to time, the growth of the market, the complexities and economics of manufacturing a competitive product and regulatory approval requirements, which could cause a material and adverse impact on our business. We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

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

If we are unable to obtain a reimbursement code from the U.S. Department of Health and Human Services so that our devices, following receipt of marketing authorization are covered under Medicare and Medicaid, this could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results.

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

As of July 31, 2026, we own no real property and lease minimal office space. Our principal address is located at 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, Nevada, 89102.

Item 3.	Legal Proceedings

As of the date of this filing, we are currently not a party to any legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our stock trades on the OTC Markets under the symbol “ODYY.” The following table sets forth the bid prices quoted for our common stock during each quarter, as reported by the OTCID in the last two fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended July 31, 2026
Fourth Quarter	$0.056	$0.004
Third Quarter	0.066	0.051
Second Quarter	0.073	0.030
First Quarter	0.096	0.022

Fiscal Year Ended July 31, 2025
Fourth Quarter	$0.044	$0.005
Third Quarter	0.022	0.006
Second Quarter	0.035	0.013
First Quarter	0.058	0.014

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (702) 818-5898.

Holders of our Common Stock

As of October 27, 2026, 110,218,663 shares of our common stock were outstanding. There are approximately 528 stockholders of record.

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

On July 30, 2026, we granted a non-employee consultants 1,243,056 stock options at $0.072 per share. These options expire July 29, 2032 and July 29, 2036.

The stock options granted to non-employee consultants were in exchange for debt relief consideration provided in an amount equal to the fair value of awards granted.

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

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our limited operating history and lack of revenue, on which to evaluate our ability to achieve our business objective and projected cash needs and our expected future revenues, operations and expenditures;
•	our potential ability to obtain additional financing on favorable terms;
•	the substantial doubt about our ability to continue as a going concern;
•	If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations;
•	a substantial portion of our indebtedness is scheduled to mature in the near term, and we lack sufficient funds to satisfy these obligations;
•	the restructuring of our indebtedness or seeking relief under the U.S. Bankruptcy Code, either of which could result in substantial dilution to our existing stockholder’s or the loss of their entire investment;
•	our public securities’ potential liquidity and trading;
•	the extent to which we acquire or invest in businesses, products, and technologies; the scope, progress, results and costs of our clinical trials for our drug candidates and medical devices;
•	the costs, timing, and outcome of regulatory review of our product candidates;

•	the timing of submissions to, and decisions made by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies, related to our product candidates to the satisfaction of the FDA and such other regulatory agencies;
•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;
•	changes in accounting standards; and
•	the other risks and uncertainties discussed herein and in our other filings with the SEC.

Overview

Our business model is to develop or acquire unique medical-related products, engage third parties to develop and manufacture such products, and then distribute the products through various distribution channels, including third parties. We have two different technologies in the research and development stage; the CardioMap heart monitoring and screening device, and the Save-A-Life choking rescue device. To date, none of our product candidates have received regulatory clearance or approval for commercial sale.

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

Results of Operations

We do not currently sell or market any products. The service fees are recorded as an offset to the Maintenance note principal and accrued interest. We will commence actively marketing products after the products and drugs in development have been FDA cleared or approved, however, there can be no assurance that we will be successful in obtaining FDA clearance or approval for our products. We provide maintenance and related services for a commercial facility pursuant to our Maintenance Agreement with Mast Hill beginning November 13, 2025 and ending on the first business day of February 2034. In exchange, Mast Hill pays us service fees which currently total approximately $252,450 per year.

	Fiscal Year Ended July 31,
	2026	2025	Change
General and administrative expense	$912,994	$1,020,753	$(107,759)	-10.6%
Loss from operations	(912,994)	(1,020,753)	129,314	-12.7%

Loss from change in fair value of Oragenics, Inc. common stock	–	(459,417)	459,417	-100.0%
Interest expense	(1,582,815)	(252,516)	(1,330,299)	526.8%
Financing costs	(3,080,023)	–	(3,080,023)	-100.0%
Change in fair value of derivative liability	(902,799)	–	(902,799)	-100.0%
Gain on extinguishment of accounts payable	759,114	–	759,114	100.0%
Other expense, net	(10,176)	(10,005)	(171)	1.7%
Net loss and comprehensive loss	$(5,729,693)	$(1,742,691)	$(3,987,002)	228.8%

Basic net loss and comprehensive loss per share	$(0.05)	$(0.02)	$(0.03)	163.5%
Diluted net loss and comprehensive loss per share	$(0.05)	$(0.02)	$(0.03)	163.5%

Shares used for basic net loss and comprehensive loss per share	108,322,822	104,709,763	3,613,059	3.5%
Shares used for diluted net loss and comprehensive loss per share	108,322,822	104,709,763	3,613,059	3.5%

General and Administrative

General and administrative expense includes expenses related to salaries and related benefits for employees in finance, accounting, sales, administrative, and research and development activities, as well as stock-based compensation, costs related to maintaining compliance as a public company, and legal and professional fees.

The decrease in General and administrative was due to the following:

Fiscal year ended July 31, 2026 compared to fiscal year ended
July 31, 2025
Increase (decrease) in:
Business development and investor relations	$287,540
Insurance expense	(8,694)
Legal and professional fees	(22,783)
Public company expense	(183,560)
Stock-based compensation	(108,399)
Travel	8,809
Wages	(50,765)
Bad debt expense	(26,616)
Other	(3,291)
$(107,759)

The increase in business development and investor relations expense primarily related to our agreement with NeuRX Health, Inc. and associated investor relations outreach. The decrease in public company expense in Fiscal 2026 was due to lower securities filing activity. The decrease in stock-based compensation was due to less stock-based compensation in Fiscal 2026 due to fewer equity awards being granted and no unrecognized stock-based compensation. See Note 2 of Notes to Consolidated Financial Statements.

Loss from Change in Fair Value of Oragenics, Inc. Common Stock

Loss from change in fair value of Oragenics, Inc. common stock relates to the value of the common stock of Oragenics that was held by us as an investment. All shares were sold during fiscal 2025. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense includes interest on debt outstanding, as well as the amortization of beneficial conversion feature, debt discount and debt issuance costs. Certain information regarding debt outstanding was as follows:

	Fiscal Year Ended July 31,
	2026	2025
Weighted average debt outstanding	$4,331,717	$1,978,000
Weighted average interest rate	10.24%	10.10%

Change in Fair Value of Derivative Liability

Change in fair value of derivative liabilities in Fiscal 2026 relates to the value of the variable conversion features embedded in our August 27, 2025 SPA and November 13, 2025 SPA with Mast Hill. See Note 6 of Notes to Consolidated Financial Statements for additional information.

Gain on Extinguishment of Accounts Payable Debt

Gain on extinguishment of accounts payable in Fiscal 2026 relates to a total of $759,114 of accounts payable and accrued wages that were forgiven by a total of 17 vendors.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash:

	Fiscal Year Ended July 31,
	2026	2025
Net cash used in operating activities	$(1,046,358)	$(347,392)
Net cash provided by investing activities	–	69,787
Net cash provided by financing activities	1,149,635	294,310

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

Mast Hill Conversions Pursuant to the December 13, 2022 Securities Purchase Agreement

On August 29, 2025, Mast Hill converted $80,618 of interest and $1,750 in fees for a total of $82,368 into 1,144,000 shares of our common stock at a price of $0.072 per share.

On March 25, 2026, Mast Hill converted $28,482 of interest and $1,750 in fees for a total of $30,232 into 419,000 shares of our common stock at a price of $0.072 per share.

On April 29, 2026, Mast Hill converted $43,494 of principal, $4,796 of interest and $1,750 in fees for a total of $50,040 into 695,000 shares of our common stock at a price of $0.072 per share.

Mast Hill Conversions Pursuant to the August 27, 2025 Securities Purchase Agreement

On June 17, 2026, Mast Hill provided notice to convert $7,415 of principal and $17,660 of accrued interest related to this convertible note into 5,000,000 shares of our common stock at $0.005015 per share.

Mast Hill Conversion Pursuant to the November 13, 2025 Convertible Note and Maintenance Agreement

On September 17, 2026, Mast Hill converted $29,550 of accrued interest in their outstanding maintenance note into 4,250,000 shares of our common stock at a conversion price of $0.006953 per share.

Following the conversion, at September 17, 2026, there was $2,262,000 of principal and $160,706 of accrued interest outstanding.

Mast Hill Notes – Defaults and Global Amendment

Our convertible promissory notes held by Mast Hill Fund, L.P. (“Mast Hill”) originally matured between August 27, 2026 and December 31, 2026. Our note issued to Mast Hill in August 2025 matured on August 27, 2026 and was not repaid. In addition, as described in Note 7, we have not reserved the full number of shares of common stock required under the Maintenance Note and the Master Note issued to Mast Hill (the “Reserved Amount”).

On October 23, 2026, we entered into a Global Amendment with Mast Hill (the “Global Amendment”) covering all four of our promissory notes held by Mast Hill, including each tranche funded under the Master Note. Under the Global Amendment, (i) the maturity date of each of the notes was extended to January 31, 2027; (ii) Mast Hill agreed to a one-time waiver of any event of default under Section 3.1 or Section 3.2 of the notes that occurred on or before October 23, 2026, which includes our nonpayment of the August 2025 note at maturity and our failure to maintain the Reserved Amount; and (iii) Mast Hill agreed to a one-time waiver of any event of default under Section 3.2 of the notes that may occur from October 23, 2026 through January 31, 2027 as a result of our failure to satisfy the Reserved Amount.

The waivers are limited to the events of default described above. They do not apply to any other event of default under the notes, to any payment default occurring after October 23, 2026, including a failure to repay the notes at their extended maturity date, or to any failure to maintain the Reserved Amount after January 31, 2027. We do not currently have sufficient funds to repay the notes at their extended maturity date. If Mast Hill were to declare an event of default that is not waived or cured, Mast Hill could accelerate amounts due under the notes and terminate the Maintenance Agreement. Any such action could have a material adverse effect on our liquidity, financial condition and results of operations.

Conversion of LGH Investments, LLC Convertible Note

On October 6, 2025, LGH provided notice to convert $144,000 of their outstanding convertible note into 2,000,000 shares of our common stock at $0.072 per share. Following the conversion, there was $891,000 of principal and $281,875 of accrued interest outstanding.

Debt

The following notes payable were outstanding:

	July 31,
	2026	2025
Convertible notes payable, officers and directors	$100,000	$100,000

Notes payable	400,000	300,000
Unamortized debt discount	(1,070)	(512)
Notes payable, net	398,930	299,488

Convertible notes payable	4,776,282	1,584,667
Unamortized debt discount and closing costs	(2,208,292)	–
Convertible notes payable, net	2,567,990	1,584,667

Total notes payable	5,276,282	1,984,667
Unamortized debt discount and closing costs	(2,209,362)	(512)
Total notes payable outstanding, net	$3,066,920	$1,984,155

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Odyssey Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Health, Inc. and Subsidiaries (the “Company”) as of July 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes to consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Structured Financing Arrangement, Including Related Embedded Derivatives

As described in Notes 6 and 7 to the financial statements, on November 13, 2025, the Company entered into a series of interrelated agreements with a lender, consisting of (i) a securities purchase agreement, (ii) a second maintenance note payable, and (iii) a rental income maintenance agreement related to a real estate property owned by the lender. Rental income generated by the property is collected by the lender and applied to reduce the principal balance of the first tranche maintenance note payable. Management evaluated the agreements on a combined basis and concluded that the arrangement is, in substance, a financing transaction rather than an interest in rental real estate. Accordingly, the Company did not recognize rental income and instead recorded a receivable for future contractual rental collections which were offset against the maintenance note payable. Management also evaluated the notes payable for embedded features requiring bifurcation and separate accounting as derivatives.

We identified the accounting for the structured financing arrangement, including related embedded derivatives, as a critical audit matter. The principal considerations for our determination were (i) the significant judgment by management in evaluating the economic substance of a multiple element financing arrangement, including whether the agreements should be combined, whether the Company's rights convey an interest in, or operating involvement with, the underlying property, and whether embedded features require bifurcation; and (ii) the high degree of auditor judgment, subjectivity, and effort in evaluating management's conclusions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge in accounting for complex financial instruments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to this critical audit matter included the following:

•	Obtained and evaluated the executed agreements, amendments, and related transaction documents comprising the overall arrangement
•	Assessed whether the agreements should be evaluated on a combined basis due to their interrelated economic terms and negotiated structure.
•	Evaluated management's analysis supporting its conclusion that the arrangement was, in substance, a financing transaction rather than an investment in or operation of rental real estate.
•	Assessed the rights and obligations conveyed by the agreements, including the Company's ability to direct activities associated with the property, bear risks of ownership, and receive economic benefits independent of the financing arrangement.
•	Assessed the right of offset provisions within the executed agreements.
•	Evaluated the accounting treatment for the receivable representing future rental collections and the corresponding note payable obligation.
•	Tested the Company's accounting for periodic reductions of the receivable and note payable as rental payments were collected and applied by the lender.
•	Evaluated management's identification and accounting analysis of embedded derivative features contained within the debt agreements.
•	Consulted with an individual at the American Institute of Certified Public Accountants regarding the situation, along with informal consultations with other partners within our firm. The individuals we spoke to possessed appropriate skill and knowledge in this area. We assessed the application of the relevant accounting guidance to management's conclusions regarding the structured financing arrangement and related embedded derivatives.
•	Evaluated the adequacy of the Company's disclosures regarding the transaction and the significant judgments applied in determining the appropriate accounting treatment.

/s/ Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2020.

Dallas, Texas

October 28, 2026

Odyssey Health, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31,
	2026	2025
Assets
Current assets:
Cash	$122,361	$19,084
Prepaid expenses and other current assets, net	25,498	30,639
Total current assets	147,859	49,723
Total assets	$147,859	$49,723

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued wages	$711,771	$1,615,357
Accounts payable and accrued wages, officers	1,854,617	1,858,443
Accrued interest	682,176	421,440
Asset purchase liability	1,125,026	1,125,026
Convertible notes payable, officers and directors	100,000	100,000
Notes payable, net of unamortized debt discounts	2,966,920	1,884,155
Derivative liability	4,837,036	–
Total current liabilities	12,277,546	7,004,421

Commitments and contingencies (Note 6)	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 105,968,663 and 96,709,763 shares issued and outstanding as of July 31, 2026 and 2025, respectively	105,969	96,710
Additional paid-in capital	56,239,874	55,694,429
Accumulated deficit	(68,475,530)	(62,745,837)
Total stockholders' deficit	(12,129,687)	(6,954,698)
Total liabilities and stockholders' deficit	$147,859	$49,723

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Fiscal Year Ended July 31,
	2026	2025
General and administrative expense	$912,994	$1,020,753
Loss from operations	(912,994)	(1,020,753)

Loss from change in fair value of Oragenics, Inc. common stock	–	(459,417)
Interest expense	(1,582,815)	(252,516)
Financing costs	(3,080,023)	–
Change in fair value of derivative liability	(902,799)	–
Gain on extinguishment of accounts payable	759,114	–
Other income (expense), net	(10,176)	(10,005)
Net loss and comprehensive loss	$(5,729,693)	$(1,742,691)

Basic net loss and comprehensive loss per share	$(0.05)	$(0.02)
Diluted net loss and comprehensive loss per share	$(0.05)	$(0.02)

Shares used for basic net loss and comprehensive loss per share	108,322,822	104,709,763
Shares used for diluted net loss and comprehensive loss per share	108,322,822	104,709,763

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total Deficit
Balances, July 31, 2025	96,709,763	$96,710	$55,694,429	$(62,745,837)	$(6,954,698)
Common stock issued to Mast Hill for conversion of accrued interest and fees	1,563,900	1,564	111,036	–	112,600
Common stock issued to LGH Investments for conversion of outstanding principal	2,000,000	2,000	142,000	–	144,000
Common stock issued to Mast Hill for conversion of outstanding principal and accrued interest and fees	5,000,000	5,000	20,075	–	25,075
Common stock issued to Mast Hill for conversion of outstanding principal and accrued interest and fees	695,000	695	49,345	–	50,040
Warrants issued in debt financing	–	–	217,581	–	217,581
Stock-based compensation	–	–	5,408	–	5,408
Net loss	–	–	–	(5,729,693)	(5,729,693)
Balances, July 31, 2026	105,968,663	$105,969	$56,239,874	$(68,475,530)	$(12,129,687)

Balances July 31, 2024	96,709,763	$96,710	$55,572,687	$(61,003,146)	$(5,333,749)
Stock-based compensation	–	–	108,399	–	108,399
Warrants issued in debt financing	–	–	13,343	–	13,343
Net loss	–	–	–	(1,742,691)	(1,742,691)
Balances July 31, 2025	96,709,763	$96,710	$55,694,429	$(62,745,837)	$(6,954,698)

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended July 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(5,729,693)	$(1,742,691)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	5,408	108,399
Allowance for research and development rebate due from Australian government	–	22,625
Fees paid with issuance of common stock	5,250	–
Financing costs	3,080,023	–
Change in fair value of derivative liability	902,799	–
Amortization of debt discount and closing costs	1,130,369	50,965
Loss from change in fair value of Oragenics, Inc. common stock	–	459,417
Gain on extinguishment of accounts payable	(759,114)	–
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses and other current assets	21,006	6,990
Increase (decrease) in accounts payable and accrued wages	(144,473)	214,633
Increase (decrease) in accounts payable and accrued wages, officers	(3,826)	334,584
Increase in accrued interest	445,893	197,686
Net cash used in operating activities	(1,046,358)	(347,392)

Cash flows from investing activities:
Cash proceeds from sale of Oragenics, Inc. common stock, net of commission and fees	–	69,787
Net cash provided by investing activities	–	69,787

Cash flows from financing activities:
Proceeds from notes payable	1,165,500	300,000
Deferred closing costs	(15,865)	(5,690)
Net cash provided by financing activities	1,149,635	294,310

Increase in cash	103,277	16,705

Cash and cash equivalents:
Beginning of period	19,084	2,379
End of period	$122,361	$19,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,554	$3,864

Supplemental disclosure of non-cash information:
Common stock issued for conversion of outstanding principal	$194,909	$–
Common stock issued for conversion of accrued interest and fees	131,556	–
Warrants issued in debt financing	217,581	13,343
Original issue discount on debt and closing costs on notes payable	2,085,771	–
Rent offset payment applied to principal on maintenance note payable	95,476	–
Rent offset payment applied to accrued interest on notes payable	53,599	–
Debt discount recognized on notes payable associated with derivative liability	1,184,943	–

The accompanying notes are an integral part of these consolidated financial statements.

Odyssey Health, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.      Nature of Operations and Going Concern

Odyssey Health, Inc. was formed as a Nevada corporation in March 2014.

Nature of Operations

Our corporate mission is to create or acquire distinct assets, intellectual property, and technologies with an emphasis on acquisition targets that have superior clinical utility and serve an unmet medical need. Our business model is to develop or acquire medical-related products, engage third parties to help develop such products, complete clinical trials, and manufacture products according to U. S. Food and Drug Administration (“FDA”) regulations. We have two different technologies in development: the CardioMap heart monitoring and screening device and the Save-A-Life choking rescue device.

We intend to acquire other technologies and assets and plan to be a trans-disciplinary product development company involved in the discovery, development, and commercialization of products and technologies that may be applied over various medical markets. We plan to license, improve and/or develop our products and identify and select distribution channels. We intend to establish agreements with distributors to get products to market quickly as well as to undertake and engage in our own direct marketing efforts. We will determine the most effective method of distribution for each unique product that we include in our portfolio. We will engage third-party research and development firms who specialize in the creation of our products to assist us in the development of our own products, and we will apply for trademarks and patents once we have developed proprietary products.

We are not currently selling or marketing any products, as our products are in development, and FDA clearance or approval to market our products will be required to sell in the United States. In addition, we would require additional European Union or country specific clearance or approvals to sell internationally.

Going Concern

We did not recognize any revenues for the years ended July 31, 2026 (“Fiscal 2026”) or 2025 (“Fiscal 2025”), and we had an accumulated deficit of $68,475,530 as of July 31, 2026. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. As of July 31, 2026, we had current liabilities of $12,277,546, current assets of $147,859, and a working capital deficit of $12,129,687. At July 31, 2026, based on current projections and anticipated funding sources, we believe we have sufficient working capital to meet our operating expenses through the end of the first quarter 2027, subject to the risks and uncertainties described herein.

The operating deficit and negative working capital at July 31, 2026 indicate substantial doubt about our ability to continue as a going concern. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease operations.

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

Note 2.      Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of Odyssey Health, Inc. and our wholly-owned subsidiary Odyssey Medical Devices, Inc. On May 20, 2026, we dissolved our Australian subsidiary, Odyssey Group International Pty. All intercompany balances and transactions have been eliminated.

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

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior year’s consolidated financial statements and accompanying footnotes to conform with the current year’s presentation. These changes consisted of the following:

•	combining Accounts payable and accrued wages on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows;
•	separating Accounts payable and accrued wages, officers from Accounts payable and accrued wages on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows; and
•	combining Stock-based compensation with General and administrative expense on the Consolidated Statements of Operations and Comprehensive Loss.

There was no effect on the reported Net loss and comprehensive loss for the periods reported.

Research and development rebate due from the Australian government

As of July 31, 2026 and 2025, $22,625 remained receivable, pursuant to our research and development arrangement with the Australian government. During Fiscal 2025, we recorded an allowance against the receivable of $22,625, reducing the net receivable balance to zero at July 31, 2026 and 2025. We closed our Australian subsidiary during fiscal 2026 and do not expect any further rebates.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of prepaid insurance. At July 31, 2026 and 2025, loans and advances receivable totaling $27,833 were fully reserved. Deferred closing costs of $21,555 related to the S-1 filed in in the first quarter of 2026 were written-off in the fourth quarter of Fiscal 2026.

Derivative liabilities

We have derivative liabilities related to outstanding debt with a variable conversion features. We accounted for the fair value of the derivative liability utilizing a Black-Scholes pricing model upon inception and mark it to fair value using the Black-Scholes pricing model as of the end of each reporting period with the change in fair value being accounted for in the Consolidated Statements of Operations and Comprehensive Loss in the period incurred. See also Notes 6 and 7.

Financing costs

Financing costs relate to our derivative liabilities. At inception our derivatives’ initial fair values exceeded their total proceeds. The excess of the fair value over the original debt was recognized as a derivative loss at inception and was recorded as financing costs on our Consolidated Statements of Operations and Comprehensive Loss.

Offsetting of Financial Assets and Liabilities

We recognize offsets of financial assets and financial liabilities when it currently has a legally enforceable right to set off the recognized amounts and intends to settle on a net basis. We evaluate whether a right of offset exists based on the contractual terms of the arrangement and the enforceability of those terms under applicable law. Amounts subject to legally enforceable master netting arrangements or similar agreements are presented on a net basis in the consolidated balance sheets when the applicable offsetting criteria are met. Management reviews offsetting arrangements periodically to determine whether the legal right of setoff remains enforceable and whether the settlement practices continue to support net presentation. Amounts offset in the consolidated balance sheets are disclosed in accordance with applicable U.S. GAAP requirements.

Extinguishment of accounts payable

During the third and fourth quarters of Fiscal 2026, certain vendors forgave the accounts payable owed to them by us. Pursuant to Accounting Standards Codification (“ASC”) 405-20 Liabilities – Extinguishment of Liabilities, we account for the forgiveness of accounts payable as the extinguishment of debt and record the gain as Gain on extinguishment of accounts payable on the Consolidated Statements of Operations and Comprehensive Loss in the period of forgiveness.

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

No changes were made to our valuation techniques during the fiscal year ended July 31, 2026.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at July 31, 2026 or 2025. We recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted net loss per share is computed giving effect to all potentially dilutive common stock and common stock equivalents, including stock options, convertible notes, restricted stock units and warrants. Basic and diluted net loss per share were the same for all years presented as we were in a loss position for all periods. See Note 13.

Segment Reporting

We operate in one reportable segment, which includes all of our business activities. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to our chief operating decision maker which is our President and CEO, Mr. Michael Redmond, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. During fiscal years 2026 and 2025 there was no segment revenue.

Note 3.      New Accounting Pronouncements

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. We adopted this ASU effective July 31, 2026, on a prospective basis and the amendments did not have a material effect on our financial statements.

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

ASU 2025-11

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, that included amendments to improve the organization of required interim disclosures and clarified the scope of their applicability. The amendments in this update are effective for fiscal years beginning after December 15, 2027. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the fiscal year ending July 31, 2029, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

ASU 2025-12

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, intended to make financial reporting more straightforward by addressing 33 specific issues within the FASB ASC. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the fiscal year ending July 31, 2028, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

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

In connection with the APA, we withheld 1,000,000 shares of our common stock valued at $1.18 per share, for $1,180,000, in exchange for our payment of certain liabilities of Prevacus which was recorded as an Asset purchase liability on our Consolidated Balance Sheets. Any remaining Asset purchase liability, once all obligations have been paid, will be satisfied with the release of shares of our common stock at $1.18 per share. At July 31, 2026 and 2025, the Asset purchase liability was $1,125,026.

Note 6.    Fair Value, Commitments and Contingent Liabilities

We had no financial instruments carried at fair value as of July 31, 2025. Financial instruments that were carried at fair value as of July 31, 2026 were as follows:

	July 31, 2026
	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$4,837,036	$4,837,036

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the fiscal years ended July 31, 2026 or 2025.

Derivative Liabilities

Derivative liabilities relate to the variable conversion feature embedded in our August 27, 2025 Securities Purchase Agreement, our November 13, 2025 Convertible Promissory Note and Maintenance Agreement, our November 13, 2025 Securities Purchase Agreement with Mast Hill Fund L.P. and our December 31, 2025 Second Tranche related to the November 13, 2025 Securities Purchase Agreement. See Note 7 for additional information. The fair value of our derivative liabilities as determined using the Black-Scholes pricing model utilizing the following inputs:

	August 27, 2025	November 13, 2025	December 31, 2025	July 31, 2026
Expected stock price volatility	228.72%	236.31%	234.40%	239.31% - 262.26%
Risk free interest rate	3.83%	3.68%	3.48%	3.78% - 3.98%
Expected life of options (years)	1.00	1.00	1.00	.07-.42
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Exercise price	$0.024	$0.058	$0.026	$0.0036
Stock price	$0.082	$0.071	$0.033	$0.0072

Changes in our derivative liabilities were as follows:

Balance at July 31, 2025	$–
Derivative liability recognized	647,574
Change in fair value of derivative liability	(422,419)
Balance at October 31, 2025	225,155
Derivative liabilities recognized	3,286,663
Change in fair value of derivative liabilities	424,348
Balance at January 31, 2026	3,936,166
Change in fair value of derivative liabilities	(1,505,581)
Balance at April 30, 2026	2,430,585
Change in fair value of derivative liabilities	2,406,451
Balance at July 31, 2026	$4,837,036

See also Note 7.

Fair Value of Current Assets and Current Liabilities

The carrying values of Cash, Prepaid expenses and other current assets, Accounts payable and accrued wages, Accounts payable and accrued wages - officers, and Notes payable approximate their fair value due to their short maturities.

Contingent Liability

At July 31, 2026 and 2025, we had contingent consideration related to the acquisition of intellectual property, know-how and patents for an anti-choking, life-saving medical device in fiscal 2019. According to the agreement, we will make a one-time cash payment totaling $250,000 upon FDA clearance of the device. The fair value of the contingent consideration is reviewed quarterly and determined based on the current status of the project (Level 3). We determined the value was zero at both periods since it is not yet probable that we will file for FDA clearance.

Mast Hill Notes – Defaults and Global Amendment

Our convertible promissory notes held by Mast Hill Fund, L.P. (“Mast Hill”) originally matured between August 27, 2026 and December 31, 2026. Our note issued to Mast Hill in August 2025 matured on August 27, 2026 and was not repaid. In addition, as described in Note 7, we have not reserved the full number of shares of common stock required under the Maintenance Note and the Master Note issued to Mast Hill (the “Reserved Amount”).

On October 23, 2026, we entered into a Global Amendment with Mast Hill (the “Global Amendment”) covering all four of our promissory notes held by Mast Hill, including each tranche funded under the Master Note. Under the Global Amendment, (i) the maturity date of each of the notes was extended to January 31, 2027; (ii) Mast Hill agreed to a one-time waiver of any event of default under Section 3.1 or Section 3.2 of the notes that occurred on or before October 23, 2026, which includes our nonpayment of the August 2025 note at maturity and our failure to maintain the Reserved Amount; and (iii) Mast Hill agreed to a one-time waiver of any event of default under Section 3.2 of the notes that may occur from October 23, 2026 through January 31, 2027 as a result of our failure to satisfy the Reserved Amount.

The waivers are limited to the events of default described above. They do not apply to any other event of default under the notes, to any payment default occurring after October 23, 2026, including a failure to repay the notes at their extended maturity date, or to any failure to maintain the Reserved Amount after January 31, 2027. We do not currently have sufficient funds to repay the notes at their extended maturity date. If Mast Hill were to declare an event of default that is not waived or cured, Mast Hill could accelerate amounts due under the notes and terminate the Maintenance Agreement. Any such action could have a material adverse effect on our liquidity, financial condition and results of operations.

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

At July 31, 2026, we had $891,000 of principal and $330,071 of accrued interest outstanding pursuant to the Note.

On September 29, 2026, we entered into Amendment No. 13 to the Convertible Promissory Note to extend the maturity date to January 31, 2027.

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

At July 31, 2026, $300,000 in principal and $105,925 in accrued interest remained outstanding.

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

At July 31, 2026, $100,000 in principal and $14,992 in accrued interest remained outstanding.

On September 29, 2026, we entered into Amendment No. 1 to the promissory note to extend the maturity date to January 31, 2027.

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

At July 31, 2026, $50,000 in principal and $12,322 in accrued interest remained outstanding.

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

December 13, 2022 Securities Purchase Agreement

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

Mast Hill converted the following amounts of principal, interest and fees to shares of our common stock through July 31, 2026:

Date	Principal	Interest	Fees	Total	Conversion price per share	Number of shares of our common stock received
June 15, 2023	$–	$40,250	$1,750	$42,000	$0.075	560,000
October 9, 2023	47,653	637	1,750	50,040	0.120	417,000
November 6, 2023	42,710	5,580	1,750	50,040	0.072	695,000
November 9, 2023	43,975	4,315	1,750	50,040	0.072	695,000
December 22, 2023	46,833	1,457	1,750	50,040	0.072	695,000
January 18, 2024	44,266	4,024	1,750	50,040	0.072	695,000
August 29, 2025	–	80,618	1,750	82,368	0.072	1,144,000
March 25, 2026	–	28,483	1,750	30,233	0.072	419,000
April 29, 2026	43,494	4,796	1,750	50,040	0.072	695,000
Total	$268,931	$170,160	$15,750	$454,841	0.076	6,015,000

Payments made to Mast Hill were as follows:

Date	Principal	Interest	Total
September 13, 2023	$100,000	$26,382	$126,382
October 6, 2023	44,896	5,167	50,063
December 13, 2023	50,000	2,458	52,458
Total	$194,896	$34,007	$228,903

On August 7, 2023, Mast Hill converted their outstanding warrant exercisable for 2,000,000 shares in a cashless exercise. The conversion resulted in the purchase of 1,610,390 shares of our common stock at an exercise price of $0.075 per share. Following this conversion, no shares remained available pursuant to this warrant.

Due to the remaining 5,000,000 Mast Hill warrants containing a down-round provision, which was triggered prior to July 31, 2023, we issued an additional 12,444,445 warrants exercisable at $0.072 per share having a total value of $63,455 during the period ended January 31, 2024. The $63,455 was recorded as a deemed dividend in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the period ended January 31, 2024. In addition, the exercise price of the 5,000,000 warrants was reduced to $0.072 per share from $0.20 per share.

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

On June 9, 2026 and effective April 30, 2026, we entered into Amendment No. 7 to the 2022 SPA, extending the maturity date for the full amount outstanding to October 31, 2026.

At July 31, 2026, there was $456,173 of principal, $11,622 of accrued interest, and warrants exercisable for 14,666,667 shares of our common stock outstanding.

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

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $647,574 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $507,368. The derivative liability was revalued at July 31, 2026 with an estimated fair value of $236,637. Accordingly, a gain on change in fair value of derivative liabilities in the amount of $410,937, was recorded on our Consolidated Statements of Operations and Comprehensive Loss for the year ended July 31, 2026. See also Note 4.

On June 17, 2026, Mast Hill provided notice to convert $7,415 of principal and $17,660 of accrued interest related to this convertible note into 5,000,000 shares of our common stock at $0.005015 per share.

At July 31, 2026, there was $212,585 of principal, $2,563 of accrued interest and warrants exercisable for 1,000,000 shares of our common stock outstanding pursuant to the 2025 SPA.

November 13, 2025 Maintenance Agreement and Maintenance Note

To consummate a separate November 13, 2025 Securities Purchase Agreement with Mast Hill, we entered into a maintenance agreement and a maintenance note with Mast Hill. We evaluated these agreements and the Securities Purchase Agreement on a combined basis because they were entered into on the same date with the same counterparty, were negotiated together, and have interrelated economic terms. We concluded that the combined arrangement is, in substance, a financing transaction rather than an interest in, or operation of, rental real estate. The net effect from the maintenance agreement and note was an upfront expense of $330,030, which was recorded as a day one financing cost. The terms of the maintenance agreement and maintenance note are described below. See also Note 2.

On November 13, 2025, we entered into a Maintenance Agreement with Mast Hill, pursuant to which we agreed to provide certain maintenance and related services for a commercial facility beginning November 13, 2025 and ending on the first business day of February 2034. In exchange, Mast Hill will pay us service fees (the “Fees”) which currently total approximately $252,450 per year that is an offset to the principal and interest payable against the outstanding tranches. For financial statement presentation, future Fees receivable under the Maintenance Agreement will be offset against any debt owed to Mast Hill. As of July 31, 2026, $1,730,195 in future Fees receivable was offset against Notes payable.

In connection with the Maintenance Agreement, we issued to Mast Hill a convertible promissory note in the amount of $2,262,000 which bears interest at 10% per annum and was originally due November 13, 2026 (the “Maintenance Note”) in exchange for the right to the Fees as described above. The maturity date of the Maintenance Note was extended to January 31, 2027 under the Global Amendment described below. The Maintenance Note plus any accrued but unpaid interest is convertible at any time by Mast Hill into shares of our common stock at a price equal to 85% of the lowest volume weighted average price during the preceding 10 trading days.

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $2,242,625 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost of $2,242,625. The derivative liability was revalued at July 31, 2026 with an estimated fair value of $3,321,745. Accordingly, a loss on change in fair value of derivative liabilities in the amount of $1,079,120 was recorded on our Consolidated Statements of Operations and Comprehensive Loss for the year ended July 31, 2026. See also Note 4.

At July 31, 2026, $2,262,000 of principal, before the offset of the receivable for future Fees described above, and $160,510 of accrued interest remained outstanding pursuant to the Maintenance Note.

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

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $495,717 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $137,410. The derivative liability was revalued at July 31, 2026 with an estimated fair value of $559,090. Accordingly, a loss on change in fair value of derivative liabilities in the amount of $63,373 was recorded on our Consolidated Statements of Operations and Comprehensive Loss for the year ended July 31, 2026. See also Note 4.

At July 31, 2026, there was $404,524 of principal, $3,343 of accrued interest and warrants exercisable for 1,538,461 shares of our common stock outstanding pursuant to the November 13, 2025 tranche.

December 31, 2025 Tranche

On December 31, 2025, we entered into the second tranche of the SPA consisting of $500,000 principal with an original discount of $50,000 and legal fees totaling $12,500 for net proceeds to us of $437,500. In conjunction with this tranche, we issued Warrants to Mast Hill immediately exercisable for 3,508,771 shares of our common stock at $0.001 per share.

Due to the variability of the conversion feature, it is valued separately from the underlying debt as an embedded conversion feature, which is a derivative liability. Using the Black-Scholes pricing model, we determined the fair value of the derivative liability to be $548,321 at inception. The fair value of the derivative liability in excess of the available face value of the note, net of all discounts from other sources, was recorded as a day one financing cost totaling $192,620. The derivative liability was revalued at July 31, 2026 with an estimated fair value of $719,564. Accordingly, a loss on change in fair value of derivative liabilities in the amount of $171,243 was recorded on our Consolidated Statements of Operations and Comprehensive Loss for the year ended July 31, 2026. See also Note 4.

At July 31, 2026, there was $500,000 of principal, $3,973 of accrued interest and warrants exercisable for 3,508,771 shares of our common stock outstanding pursuant to the December 31, 2025 tranche.

Potential Events of Default

Each of the Maintenance Note and the Master Note requires us to reserve, from our authorized and unissued shares of common stock, a number of shares (the “Reserved Amount”) equal to the greater of (i) a fixed number of shares specified in the applicable note or (ii) a formula based on the number of shares issuable upon full conversion of the note at the then-applicable conversion price, multiplied by two (increasing to four at any time our common stock trades below $0.01 per share). Our common stock has traded below $0.01 per share, which increases this multiplier to four. Applying this formula as of July 31, 2026, the Reserved Amount under the Maintenance Note and the Master Note, taken together, would require reserving substantially more shares of common stock than we have authorized.

We have reserved shares of common stock for issuance to Mast Hill upon conversion of the Maintenance Note and the Master Note based on amounts Mast Hill has requested from time to time. Those amounts have been less than the Reserved Amount required by the formula described above. Failure to reserve the Reserved Amount at all times is an event of default under each of the Maintenance Note and the Master Note, and an event of default under either note is cross-defaulted and constitutes an event of default under the other. In addition, our note issued to Mast Hill in August 2025 matured on August 27, 2026 and was not repaid, and our notes held by Mast Hill that were scheduled to mature on October 31, 2026, November 13, 2026 and December 31, 2026 could not have been repaid from our current cash resources.

On October 23, 2026, we entered into a Global Amendment with Mast Hill (the “Global Amendment”) covering all four of our promissory notes held by Mast Hill, including each tranche funded under the Master Note. Under the Global Amendment, (i) the maturity date of each of the notes was extended to January 31, 2027; (ii) Mast Hill agreed to a one-time waiver of any event of default under Section 3.1 or Section 3.2 of the notes that occurred on or before October 23, 2026, which includes our nonpayment of the August 2025 note at maturity and our failure to maintain the Reserved Amount; and (iii) Mast Hill agreed to a one-time waiver of any event of default under Section 3.2 of the notes that may occur from October 23, 2026 through January 31, 2027 as a result of our failure to satisfy the Reserved Amount. The waivers are limited to the events of default described above. They do not apply to any other event of default under the notes, to any payment default occurring after October 23, 2026, including a failure to repay the notes at their extended maturity date, or to any failure to maintain the Reserved Amount after January 31, 2027.

If an event of default not covered by the Global Amendment occurs and is not waived by Mast Hill, Mast Hill would be entitled to, among other remedies, accelerate all amounts outstanding under the Maintenance Note and the Master Note (including a default amount equal to the outstanding principal and accrued interest, multiplied by 150%), impose default interest at a rate of 16% per annum, and terminate the Maintenance Agreement. Termination of the Maintenance Agreement would eliminate the fee income that we have used to offset amounts owed under the tranches of the Master Note. As of the date of this filing, we have not received any notice of default or acceleration from Mast Hill.

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

On July 31, 2024, we entered into four Promissory Note Amendments to the Promissory Notes entered into December 21, 2021, and December 22, 2021 with two directors and two officers to extend the maturity date of the Promissory Notes to January 31, 2025 and, on January 31, 2025, these Promissory Notes were again amended to extend the maturity date to July 31, 2025. On July 31, 2025, the maturity date of the Promissory Notes was extended to January 31, 2026. On January 30, 2026, the maturity date of the Promissory Notes was extended to January 31, 2027.

All other terms and conditions remained the same.

At July 31, 2026, we had $100,000 of principal and $36,855 of accrued interest related to these Promissory Notes outstanding.

Notes Payable Summary

	July 31,
	2026	2025
Convertible notes payable, officers and directors	$100,000	$100,000

Notes payable	400,000	300,000
Unamortized debt discount	(1,070)	(512)
Notes payable, net	398,930	299,488

Convertible notes payable	4,776,282	1,584,667
Unamortized debt discount and closing costs	(2,208,292)	–
Convertible notes payable, net	2,567,990	1,584,667

Total notes payable	5,276,282	1,984,667
Unamortized debt discount and closing costs	(2,209,362)	(512)
Total notes payable outstanding, net	$3,066,920	$1,984,155

Note 8.     Stock-Based Compensation

2021 Omnibus Stock Incentive Plan

At July 31, 2026, 17,625,000 shares of our common stock were reserved for issuance pursuant to the 2021 Omnibus Stock Incentive Plan (the “2021 Plan”) and 1,900,000 shares remained available for future awards under the 2021 Plan.

Stock Options and Restricted Stock Units

There was no restricted stock unit activity during Fiscal 2026. At July 31, 2026, there were no unvested restricted stock units outstanding.

Stock option activity 2026 was as follows:

Schedule of stock option activity
	Number of Options	Weighted Average Exercise Price
Options outstanding at July 31, 2025	17,250,000	$0.16
Options granted	1,243,056	0.07
Options cancelled	(2,400,000)	0.13
Options outstanding and exercisable at July 31, 2026	16,093,056	$0.16

Criteria used for determining the Black-Scholes value of options granted were as follows:

Schedule of assumptions
Year Ended July 31,
	2026	2025
Expected stock price volatility	180% - 201%	–
Risk free interest rate	4.38% - 4.68%	–
Expected life of options (years)	5.0 – 10.0	–
Expected dividend yield	–	–

The weighted average fair value of stock options granted during the fiscal year ended July 31, 2026 was $0.004 per share. The weighted average contractual term remaining for outstanding stock options was 5.19 years at July 31, 2026.

Warrants

Warrant activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at July 31, 2025	21,475,274	$0.25
Warrants issued	6,147,232	0.02
Warrants expired	(1,604,000)	0.77
Warrants outstanding and exercisable at July 31, 2026	26,018,506	$0.16

The weighted average fair value of warranted granted during the fiscal year ended July 31, 2026 was $0.05 per share. The weighted average contractual term remaining for outstanding warrants was 1.98 years at July 31, 2026.

Unrecognized Stock-Based Compensation Costs

At July 31, 2026, we had no unrecognized stock-based compensation.

Note 9.     Extinguishment of Accounts Payable

During the last two quarters of Fiscal 2026, a total of $759,114 of accounts payable was forgiven by a total of 17 vendors. Pursuant to ASC 405-20, Liabilities, Extinguishment of Liabilities, this amount was recorded as Gain on extinguishment of accounts payable on our Consolidated Statements of Operations and Comprehensive Loss. In connection with the forgiveness of accounts payable by certain vendors, we issued them stock options exercisable for a total of 1,243,056 shares of our common stock at $0.072 per share.

Note 10.      Common Stock

July 29, 2025 Common Stock Purchase Agreement with Mast Hill Fund, L.P.

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

December 13, 2022 Securities Purchase Agreement with Mast Hill

On August 29, 2025, Mast Hill converted $80,618 of interest and $1,750 in fees outstanding pursuant to the December 13, 2022 Securities Purchase Agreement for a total of $82,368 into 1,144,000 shares of our common stock at an exercise price of $0.072 per share.

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

Following the conversions, at July 31, 2026, there was $456,173 of principal and $11,622 of accrued interest outstanding.

August 27, 2025 Securities Purchase Agreement with Mast Hill

On June 17, 2026, Mast Hill converted $7,415 of principal and $17,660 of accrued interest for a total of $25,075 into 5,000,000 shares of our common stock at a conversion price of $0.005015 per share. Following the conversion, there was $212,585 of principal and $2,562 of accrued interest outstanding.

Conversion of LGH Investments, LLC Convertible Note

On October 6, 2025, LGH converted $144,000 of their outstanding convertible note into 2,000,000 shares of our common stock at a price of $0.072 per share. Following the conversion, there was $891,000 of principal and $330,071 of accrued interest outstanding.

See Note 7.

Order of Priority for Stock Issuances Related to Convertible Notes

As of July 31, 2026, we had 500,000,000 shares of common stock authorized, of which 105,968,663 shares were issued and outstanding, leaving 394,031,337 shares of authorized and unissued common stock available for issuance. We also had outstanding convertible notes payable, stock options, and warrants that are potentially convertible into or exercisable for shares of our common stock, as described in Note 7 and above. Our convertible notes payable to Mast Hill Fund, L.P. ("Mast Hill") issued on August 27, 2025, November 13, 2025 (two tranches), and December 31, 2025 (collectively, the "Variable Rate Notes") are convertible at a discount to the lowest trading price of our common stock over a specified look-back period. Accordingly, the number of shares issuable upon conversion of the Variable Rate Notes increases as the market price of our common stock declines.

In accordance with ASC 815-40-25 and ASC 815-40-35, we did not have sufficient authorized and unissued shares of common stock available to settle all of our outstanding equity-linked instruments assuming full conversion or exercise of each instrument. As of July 31, 2026, our aggregate obligation under all outstanding convertible notes, stock options, and warrants, computed at then-current conversion and exercise prices, was approximately 1,061,000 shares, which exceeded our 394,000,000 million shares of available authorized and unissued common stock by approximately 666,900,000 shares. Because we do not have sufficient authorized shares to settle all such instruments in full, we are required to apply a sequencing methodology to determine which instruments remain eligible for equity classification.

We have adopted a sequencing policy under which the available pool of authorized but unissued shares is allocated among our outstanding equity-linked instruments based on the date each instrument was issued, with the earliest-issued instrument receiving priority; instruments issued on the same date are further ordered by the date of the related accounting entry. Instruments are allocated shares in that order until the available pool is exhausted. Any instrument that cannot be covered by the remaining pool under this methodology is classified as a liability rather than equity, consistent with ASC 815-40-25 and ASC 815-40-35, and is carried at fair value with changes in fair value recognized in earnings each period until such time, if any, as sufficient authorized shares become available to support its equity classification.

Applying this policy as of July 31 2026, the following instruments, listed in order of priority, were covered by our available share pool and remained eligible for equity classification, where otherwise applicable: (1) our Mast Hill convertible note originally issued December 13, 2022 ("Mast Hill Loan #1") and its related warrants; (2) our Mast Hill deemed dividend warrant issued April 30, 2024; (3) our other outstanding warrants, stock options, our LGH Investments, LLC convertible note, and our promissory notes issued to officers and directors; and (4) our Mast Hill convertible note issued August 27, 2025 and its related warrant, were within our available share pool and remain eligible for equity classification (where otherwise applicable). The Shares required to settle Mast Hill Maintenance Note issued on November 13, 2025 and our Mast Hill Master Note Tranches 1 and 2 issued on November 13, 2025 and on December 31, 2025, respectively, together with the related warrants, exceed the shares remaining in our available share pool under the sequencing policy. These instruments were therefore classified as derivative liabilities, consistent with their treatment as described in Note 6.

We will reassess the sufficiency of our authorized shares and the related sequencing and classification of our outstanding instruments, at each reporting date. An increase in the number of authorized shares of common stock, a reduction in the number of shares issuable under our outstanding instruments, or the settlement, conversion, exercise or expiration of any such instruments could each change this analysis in future reporting periods.

The sequencing and classification conclusions described above assume that our outstanding convertible notes and other equity-linked instruments remain outstanding in accordance with their stated terms. If Mast Hill were to declare an event of default and accelerate amounts due, or if the Maintenance Agreement were terminated as a result, the classification, measurement, and share-issuance sequencing of the affected instruments described above could change. See Note 7.

Note 11.      Income Taxes

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

The following table reconciles the U.S. federal statutory rate to our effective tax rate. We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective August 1, 2025 on a prospective basis. Accordingly, fiscal 2026 is presented in both amounts and percentages using the categories required by the ASU, and fiscal 2025 is presented as previously reported.

The following table reconciles the U.S. federal statutory rate to our effective tax rate:

	Fiscal Year Ended July 31,
	2026			2025
U.S. federal statutory rate	$(1,203,236)	21.0%		$(365,965)	21.0%
Change in valuation allowance	195,400	(3.3%	)	271,100	(15.6%	)
Nondeductible items: derivative liabilities (change in fair value, day-one financing costs and related debt discount amortization)	960,474	(16.8%	)	–	–
Nondeductible items: other	3,674	(0.1%	)	13,572	(0.8%	)
Other adjustments - stock-based compensation and options	43,688	(0.8%	)	81,293	(4.6%	)
Effective tax rate	$–	–		$–	–

Our tax provision (benefit) was as follows:

	Fiscal Year Ended July 31,
	2026	2025
Deferred income taxes (benefit)	$(195,400)	$(271,100)
Increase in valuation allowance	195,400	271,100
Total	$–	$–

Our net deferred tax asset was as follows:

	July 31,
	2026	2025
Cost of in-process research and development	$4,049,100	$4,049,100
Stock-based compensation and options	1,399,000	1,442,600
Impairment of investment – Oragenics, Inc. preferred stock	2,720,600	2,720,600
Allowance for doubtful accounts	11,400	11,400
Debt issuance costs	3,100	–
Accrued compensation	416,200	–
Section 481(a) adjustment - accrued compensation	(310,200)	–
Net operating loss carryforwards	4,359,900	4,230,000
Total deferred tax assets	12,649,100	12,453,700
Valuation allowance	(12,649,100)	(12,453,700)
Net deferred tax asset	$–	$–

As of July 31, 2026, we had approximately $20,761,477 of federal net operating loss carryforwards. Of this amount, $19,704,323 was generated in tax years beginning after December 31, 2017 and may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income, and $1,057,154 was generated in earlier tax years and will expire in fiscal years 2034 through 2038 if not utilized. Current or future ownership changes, as defined in Section 382 of the Internal Revenue Code, may severely limit the future realization of these net operating losses.

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

We reviewed all income tax positions taken or that are expected to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. We are subject to U.S. federal income tax examinations by tax authorities for years after 2022 due to unexpired net operating loss carryforwards originating in and subsequent to that year. We may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statements of operations. As of July 31, 2026, there were no unrecognized tax benefits, or any material tax related interest or penalties. We do not have any examinations ongoing. We did not pay any income taxes, net of refunds, during fiscal 2026 or 2025.

Note 12.     Related Party Transactions

Accounts Payable and Accrued Wages, Officers

Accounts payable and accrued wages, officers included the following:

	July 31,
	2026	2025
Reimbursement of expenses:
Joseph M. Redmond, CEO	$–	$17,125
Christine Farrell, CFO	–	34,085
	–	51,210

Accrued salary and bonus:
Joseph M. Redmond, CEO	1,360,769	1,330,308
Christine Farrell, CFO	493,848	476,925
	1,854,617	1,807,233
	$1,854,617	$1,858,443

See Note 7 for a discussion of $25,000 Promissory Notes payable to each of our Chief Executive Officer, Chief Financial Officer, and two directors, for an aggregate principal amount of $100,000.

Note 13.      Net Loss Per Share

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Fiscal Year Ended July 31,
	2026	2025
Options to purchase common stock	16,093,056	17,250,000
Common stock issuable upon conversion of outstanding convertible notes payable and related accrued interest	1,018,853,939	27,018,326
Warrants to purchase common stock	26,018,506	21,475,274
Total potentially dilutive securities	1,060,965,501	65,743,600

Basic and diluted net loss per share are the same for all periods presented because we are in a loss position.

Note 14.      Subsequent Events

Mast Hill Conversion Pursuant to the November 13, 2025 Convertible Note and Maintenance Agreement

On September 17, 2026, Mast Hill converted $29,550 of accrued interest in their outstanding maintenance note into 4,250,000 shares of our common stock at a conversion price of $0.006953 per share.

Following the conversion, at September 17, 2026, there was $2,262,000 of principal and $160,706 of accrued interest outstanding.

Notes Payable Extensions

On September 29, 2026, LGH extended the maturity date of its April 5, 2021, note to January 31, 2027, and Peter J. D’Arruda, extended the maturity date his October 1, 2025, note to January 31, 2027.

Global Amendment with Mast Hill Fund, L.P.

On October 23, 2026, the Company entered into a Global Amendment with Mast Hill Fund, L.P. (“Mast Hill”) covering the four promissory notes held by Mast Hill, including each tranche funded under the Master Note, with aggregate outstanding principal of $3,835,282 as of July 31, 2026. The Global Amendment extended the maturity date of each note to January 31, 2027. Mast Hill also agreed to a one-time waiver of any event of default under Section 3.1 or Section 3.2 of the notes that occurred on or before October 23, 2026, including the Company’s nonpayment of the August 2025 note at its original maturity date and its failure to maintain the Reserved Amount, and a one-time waiver of any event of default under Section 3.2 that may occur from October 23, 2026 through January 31, 2027 as a result of the Company’s failure to satisfy the Reserved Amount. No other terms of the notes were modified.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 31, 2026, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, that as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

In light of the material weakness described below, as of July 31, 2026, prior to the filing of this Form 10-K for the period ended July 31, 2026, management determined that key controls were performed timely and additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations, statement of stockholder equity and cash flows for the periods presented in conformity with United States GAAP.

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

Under the supervision and with the participation of our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2026, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended July 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

On October 23, 2026, the Company entered into a Global Amendment with Mast Hill Fund, L.P. amending the Company’s outstanding promissory notes held by Mast Hill. The Global Amendment extended the maturity date of each note to January 31, 2027 and provided one-time waivers of certain events of default, as described in Note 7 to the financial statements included in this Annual Report. The foregoing description is qualified in its entirety by reference to the full text of the Global Amendment, which is filed as Exhibit 10.74 to this Annual Report and incorporated herein by reference.

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

The name of and certain information regarding each director as of October 27, 2026 is set forth below. This information is based on data furnished to us by the directors. There is no family relationship between any director, executive officer, or person nominated to become a director or executive officer. The business address for each director for matters regarding the Company is 2300 West Sahara Avenue, Suite 800-#4012, Las Vegas, NV 89102.

The following table sets forth information about our directors as of the date of this filing:

Name	Age	Position with Odyssey	Director Since(4)
Joseph Michael Redmond	66	Director, President and Chief Executive Officer	2017
Jerome H. Casey	67	Director(1)(2)(3)	2019
Ricky W. Richardson	64	Director(1)(2)(3)	2021

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

Jerome H. Casey has been a Director since September 2019. Mr. Casey has been a leader in the life science industry for over 30 years. Mr. Casey served as a senior executive at Genzyme Corporation, a biotechnology company, from 1989 to 2011. Mr. Casey was the driver behind Genzyme’s commercial success in the diagnostics arena, building a $175 million business which Genzyme sold to Japan-based Sekisui Chemical in 2011. Mr. Casey then became the President and COO of the new entity, Sekisui Diagnostics, LLC, until the end of 2014. While President and COO, Mr. Casey established the strategic direction for the company, led the global organization, including the commercial, operations, research and development, finance, human resources, and legal functions, and achieved the annual and long-term financial objectives of the business. Since 2015, Mr. Casey has been actively involved in several life sciences ventures, both as an advisor and an investor, while serving on multiple Boards. Mr. Casey holds an M.B.A. degree in Finance and a B.A. degree in Political Science from the University of Connecticut.

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

Board of Directors Composition

Our board of directors currently consists of three members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and three directors are currently authorized. In fiscal 2026, the board held nine board meetings and five audit committee meetings. All directors attended at least 75% of the board and committee meetings.

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

During Fiscal 2026, the Audit Committee was comprised of two independent directors: Jerome H. Casey (Chair and Financial Expert) and Ricky Richardson. The Audit Committee met five times in Fiscal 2026.

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

During Fiscal 2026, the Compensation Committee was comprised of two independent members: Ricky W. Richardson (Chair) and Jerome H. Casey. The Compensation Committee met one time in Fiscal 2026.

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

During Fiscal 2026, the Corporate Governance and Nominating Committee was comprised of two independent members: Jerome H. Casey (Chair) and Ricky W. Richardson. The Corporate Governance and Nominating Committee met one time in Fiscal 2026.

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

Conflicts of Interest

There are no conflicts of interest with any officers, directors or executive staff.

EXECUTIVE OFFICERS

The following table provides certain summary information concerning our executive officers.

Name	Age	Current Position(s) with Odyssey	Officer Since
Joseph Michael Redmond	66	Director, President and Chief Executive Officer	2017
Christine M. Farrell	66	Chief Financial Officer and Secretary	2019

Biographical information for Mr. Redmond is located above under the heading “Directors” above.

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

		Salary
Name and Principal Position	Year	($)(1)(2)	Total($)
Joseph Michael Redmond	2026	$162,462	$162,462
President, Chief Executive Officer and Chairman	2025	$191,908	$191,908

Christine M. Farrell	2026	$90,256	$90,256
Chief Financial Officer and Secretary	2025	$106,615	$106,615

__________

(1)	As of July 31, 2026 and 2025, Mr. Redmond had accrued salary and bonus of $1,360,769 and $1,330,308, respectively, which will be paid either in cash or stock at a future date.
(2)	As of July 31, 2026 and 2025, Ms. Farrell had accrued salary and bonus of $493,848 and $476,925, respectively, which will be paid either in cash or stock at a future date.

Outstanding Equity Awards at Year-End

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Option Exercise Price	Option Expiration Date
Joseph Michael Redmond	6/28/2024	500,000	$0.10	6/27/2034
	12/29/2023	500,000	$0.10	12/28/2033
	5/19/2022	750,000	$0.30	5/18/2032

Christine M. Farrell	6/28/2024	500,000	$0.10	6/27/2034
	12/29/2023	500,000	$0.10	12/28/2033
	10/14/2022	500,000	$0.32	10/13/2032
	5/19/2022	600,000	$0.30	5/18/2032

Narrative Disclosure on the Timing of Stock-Based Awards

Our policy is to grant stock-based awards, including stock options, in a manner designed to align the interests of its executives, employees and consultants with those of our stockholders and to avoid the appearance or actuality of granting awards based on the possession of material nonpublic information.

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

Grants of Plan-Based Awards

No plan-based awards were granted to our officers during Fiscal 2026.

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

Ms. Farrell

On January 21, 2021, the Board and Ms. Farrell entered into an employment agreement (the “CFO Agreement”) for a three-year term, as Chief Financial Officer, subject to one-year renewals. Ms. Farrell receives a base salary of $200,000 and is eligible to receive a bonus for each calendar year during the term of the Agreement of up to 20% of base salary based on the attainment of individual and corporate performance goals and targets established by the Board. In connection with the CFO Agreement, Ms. Farrell was granted RSUs covering 1,000,000 shares of our common stock, vesting in equal monthly installments over 36 months, with accelerated vesting upon a change in control. In January 2023, Ms. Farrell’s salary increased to $220,000.

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

Summary Director Compensation Table

No compensation was earned or paid during Fiscal 2026 to non-employee directors who served on the board of directors during the year.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the SEC. The following tables set forth certain information concerning the beneficial ownership of our common stock at October 27, 2026, by: (i) each person known by us to own beneficially more than 5% of our outstanding capital stock; (ii) each of the directors and named executive officers; and (iii) all current directors and executive officers as a group.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Odyssey Health, Inc., 2300 West Sahara Avenue, Suite 800 - #4012, Las Vegas, NV 89102. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class**
Joseph Michael Redmond, President, CEO and Chairman(1)		13,750,000	11.9%
Jonathan Lutz	7777 W 4th Ave Lakewood, CO 80226	7,239,595	6.6%
Christine M. Farrell, Chief Financial Officer and Secretary(2)		3,700,000	***
Jerome H. Casey, Director(3)		2,300,000	***
Ricky W. Richardson, Director(3)		2,300,000	***
Directors and Executive Officers as a Group (4 persons)		22,050,000	17.8%

________________________

* Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock subject to equity awards that are currently exercisable, or that are exercisable or vest within 60 days of the date of October 27, 2026, are deemed to be outstanding and to be beneficially owned by the person or group holding such awards for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

** Percent of class is calculated on the basis of 110,218,663 shares outstanding on October 27, 2026, plus the number of shares the person has the right to acquire within 60 days of October 27, 2026.

(1)	Includes 3,500,000 RSUs vested but not included in the outstanding and 1,750,000 vested stock options.
(2)	Includes 1,500,000 RSUs vested but not included in the outstanding and 2,100,000 vested stock options.
(3)	Includes 1,500,000 RSUs vested but not included in the outstanding and 800,000 vested stock options.

*** Less than 5%.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and 10% stockholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) reports they file. Based solely on our review of the copies of such reports we received and written representations from our officers, directors and 10% stockholders, we believe that all required reports were timely filed in Fiscal 2026.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans as of July 31, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,725,000	(1)	$0.23	1,900,000
Equity compensation plans not approved by security holders	34,386,562	(2)	0.14	–
Total	42,111,562		$0.20	1,900,000

(1)	Does not include 8,000,000 vested RSUs that common stock has not yet been issued for.
(2)	Includes options outstanding for 8,368,056 shares of our common stock at a weighted average price of $0.09 per share and warrants outstanding for 26,018,506 shares of our common stock at a weighted average exercise price of $0.16 per share.

See Note 8 of Notes to Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We had Accounts payable and accrued wages, officers totaling $1,854,617 and $1,858,443 at July 31, 2026 and 2025, respectively. See Note 12 of Notes to Consolidated Financial Statements for additional information.

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

Item 14.	Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional audit and other services rendered by Turner, Stone and Company:

	Year Ended July 31,
	2026	2025
Audit fees (1)	$82,845	$114,750
Audit-related fees	–	–
Taxation services	–	–
Accounting and other services	–	–
Total	$82,845	$114,750

_________________

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

All of the services performed by Turner Stone in Fiscal 2026 and 2025 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services that the independent auditors may perform. Generally, pre-approval is provided at regularly scheduled committee meetings; however, the authority to pre-approve services between meetings, as necessary, has been delegated to the Chair of the Audit Committee, subject to formal approval by the full Audit Committee at the next regularly scheduled meeting.

The Audit Committee believes that the foregoing expenditures are compatible with maintaining the independence of our independent registered public accounting firm.

The Board of Directors has reviewed and discussed with management and Turner, Stone and Company LLP, our independent registered public accounting firm, the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2026. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2026 for filing with the SEC.

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

Exhibits

The following list is intended to constitute the exhibit index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 8, 2014).
3.2	Amended Articles of Incorporation of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 8, 2014).
3.3	Bylaws of Odyssey Group International, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 8, 2014).
10.1	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Joseph Michael Redmond (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 26, 2021).**
10.2	Employment Agreement, dated January 21, 2021 by and between Odyssey Group International, Inc. and Christine M. Farrell (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 26, 2021).**
10.3	License Transfer Agreement, effective as of January 31, 2019, by and between Odyssey Group International, Inc. and Electromedica, LLC (incorporated by reference to Exhibit 10.5 to Form S-1 filed with the SEC on November 23, 2020).
10.4	Intellectual Property Purchase Agreement, effective as of June 26, 2019, by and among Odyssey Group International, Inc., James De Luca and Murdock Capital Partners (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on November 23, 2020).

10.5	Warrant, dated October 18, 2021 issued to Tysadco Partners LLC. (incorporated by reference to Exhibit 10.2 Form 8-K filed with the SEC on October 21, 2021).
10.6	Warrant dated October 22, 2021 issued to Lincoln Park Capital, LLC. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 26, 2021).
10.7	Form of Warrant Agreement dated April 14, 2022 between Odyssey Health, Inc. and certain purchasing security holders (incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on June 14, 2022).
10.8	Form of Promissory Note dated December 21, 2021 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Form 8-K filed with the SEC on December 27, 2021). **
10.9	Form of Amendment No. 1 to Promissory Note dated April 20, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on June 14, 2022).**
10.10	Form of Amendment No. 2 to Promissory Note dated June 4, 2022 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.8 to Form 10-Q filed with the SEC on June 14, 2022).**
10.11	Form of Amendment No. 3 dated September 30, 2022 to Promissory Note dated December 21, 2021 between Odyssey Health, Inc. and various officers and directors (incorporated by reference to Exhibit 10.17 to Form 10-K filed with the SEC on October 29, 2025) **
10.12	Form of Amendment No. 4 dated December 30, 2022 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 3, 2023).**
10.13	Form of Amendment No. 5 dated March 31, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 4, 2023).**
10.14	Form of Amendment No. 6 dated June 30, 2023 to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 7, 2023).**
10.15	Form of Amendment No. 7 dated November 1, 2023 to Promissory Note with Directors and Officers Dated December 21, 2021 (incorporated by reference to Form 8-K filed with the SEC on November 2, 2023).**
10.16	Form of Amendment No. 8 dated January 31, 2024, to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on March 18, 2024).**
10.17	Form of Amendment No. 9 dated July 31, 2024, to Promissory Note with Directors and Officers dated December 21, 2021. (incorporated by reference to Exhibit 10.32 to Form 10-K filed with the SEC on November 13, 2024).**
10.18	Form of Amendment No. 10 dated January 31, 2025, to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 6, 2025).**
10.19	Form of Amendment No. 11 dated July 31, 2025, to Promissory Note with Directors and Officers dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 4, 2025.)**
10.20	Form of Amendment No. 12 dated January 30, 2026 to convertible Promissory Note with Directors and Officers, dated December 21, 2021 and December 22, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 3, 2026).
10.21	Securities Purchase Agreement with LGH Investments, LLC. dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 7, 2021).
10.22	Amendment No. 1 dated February 15, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 18, 2022).
10.23	Amendment No. 2 dated June 10, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed with the SEC on June 14, 2022).

10.24	Amendment No. 3 dated September 29, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Form 8-K filed with the SEC on October 3, 2022).
10.25	Amendment No. 4 dated December 29, 2022 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 3, 2023.)
10.26	Amendment No. 5 dated March 31, 2023 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 4, 2023).
10.27	Amendment No. 6 dated July 6, 2023 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 7, 2023).
10.28	Amendment No. 7 dated December 30, 2024 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Form 8-K filed with the SEC with the SEC on January 5, 2024).
10.29	Amendment No. 8 dated June 30, 2024 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.37 to Form 10-K filed with the SEC on October 29, 2025).
10.30	Amendment No. 9 dated December 31, 2024 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on February 19, 2025)
10.31	Amendment No. 10 dated July 31, 2025 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 22, 2025).
10.32	Amendment No. 11 dated January 30, 2026 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on February 3, 2026).
10.33	Amendment No. 12 dated May 18, 2026 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 26, 2026).
10.34	Amendment No. 13 dated September 29, 2026 to Convertible Promissory Note with LGH Investments, LLC dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 5, 2026).
10.35	Oragenics, Inc. Asset Purchase Agreement, dated October 5, 2023 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC with the SEC on October 5, 2023).
10.36	Asset Purchase Agreement Closing with Oragenics, Inc., dated December 28, 2023 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on December 29, 2023).
10.37	Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on March 18, 2024).
10.38	Amendment No. 1 dated June 25, 2024 to Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 (incorporated by reference to Exhibit 10.60 to Form 10-K filed with the SEC on November 13, 2024).
10.39	Amendment No. 2 dated August 13, 2024 to Promissory Note with accredited investor Jonathan Lutz, dated February 13, 2024 (incorporated by reference to Exhibit 10.61 to Form 10-K filed with the SEC on November 13, 2024).
10.40	Amendment No. 3 dated February 13, 2025 to Promissory Note with Jonathan Lutz dated February 13, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 19, 2025).
10.41	Amendment No. 4 dated July 31, 2025 to Promissory Note with Jonathan Lutz dated February 13, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 13, 2025).
10.42	Amendment No. 5 dated January 30, 2026 to the Promissory Note with accredited investor Jonathan Lutz dated February 13, 2024 (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on February 3, 2026).
10.43	Securities Purchase Agreement, dated December 13, 2022 by and between Odyssey Health, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on December 14, 2022).

10.44	Promissory Note issued to Mast Hill Fund, L.P. on December 13, 2022 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on December 14, 2022).
10.45	First Warrant issued to Mast Hill Fund, L.P. on December 13, 2022 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the SEC on December 14, 2022).
10.46	Amendment No. 1 dated June 13, 2023 to the Promissory Note issued on December 13, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10. 4 to Form 10-Q filed with the SEC on June 14, 2023).
10.47	Amendment No. 2 dated March 13, 2024, to the Promissory Note issued on December 13, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on March 18, 2024).
10.48	Amendment No. 3 dated October 29, 2024, to the Promissory Note issued on December 13, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.62 to Form 10-K filed with the SEC on November 13, 2024).
10.49	Amendment No. 4 dated June 10, 2025, to the Promissory Note issued on December 31, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on June 13, 2025).
10.50	Amendment No. 5 dated July 11, 2025 to Promissory Note issued December 13, 2022 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 11, 2025).
10.51	Amendment No. 6 dated October 9, 2025 to Promissory Note issued December 13, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 10, 2025).
10.52	Amendment No. 7 dated June 9, 2026 to Promissory Note issued December 13, 2022 to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.10 to Form 10-Q filed with the SEC on June 12, 2026).
10.53	Pledge Agreement dated October 29, 2024, with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.63 to Form 10-K filed with the SEC on November 13, 2024).
10.54	Equity Purchase Agreement dated July 29, 2025 by and between Odyssey Health, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 4, 2025).
10.55	Registration Rights Agreement dated July 29, 2025 by and between Odyssey Health, Inc. and Mast Hill Fund L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 4, 2025).
10.56	Securities Purchase Agreement, dated August 27, 2025 by and between Odyssey Health, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 29, 2025).
10.57	Promissory Note issued to Mast Hill Fund, L.P. on August 27, 2025 (incorporated by reference to Exhibit 10.2 Form 10-Q filed with the SEC on August 29, 2025).
10.58	Warrant issued to Mast Hill Fund, L.P. on August 27, 2025 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the SEC on August 29, 2025).
10.59	Maintenance Agreement, dated November 13, 2025 by and between Odyssey Health, Inc. and Mast Hill fund, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on November 19, 2025).
10.60	Maintenance Convertible Promissory Note, dated November 13, 2025 by and between Odyssey Health, Inc. and Mast Hill fund, L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 19, 2025).
10.61	Securities Purchase Agreement, dated November 13, 2025 by and between Odyssey Health, Inc. and Mast Hill fund, L.P. (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on November 19, 2025).
10.62	Master Convertible Promissory Note, dated November 13, 2025 by and between Odyssey Health, Inc. and Mast Hill fund, L.P. (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on November 19, 2025).
10.63	Warrant (Exhibit A to SPA) dated November 13, 2025 by and between Odyssey Health, Inc. and Mast Hill fund, L.P. (incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on November 19, 2025).

10.64	Promissory Note issued to Peter D'Arruda, an accredited investor, on August 14, 2024 (incorporated by reference to Exhibit 10.66 to Form 10-K filed with the SEC on October 29, 2025).
10.65	Warrant issued to Peter D'Arruda, an accredited investor, on August 14, 2024 (incorporated by reference to Exhibit 10.67 to Form 10-K filed October 29, 2025).
10.66	Amendment No. 1 dated August 14, 2025 to the Promissory Note with Peter J. D’Arruda, an accredited investor, dated August 14, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 15, 2025).
10.67	Amendment No. 2 dated February 2, 2026 and effective January 30, 2026 to the Promissory Note with accredited investor Peter J. D’Arruda dated August 14, 2024 (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on February 3, 2026).
10.68	Promissory Note issued to Peter D'Arruda, an accredited investor, on October 1, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 8, 2025).
10.69	Warrant issued to Peter D'Arruda, an accredited investor, on October 1, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 8, 2025).
10.70	Amendment No. 1 dated September 29, 2026 to the Promissory Note with Peter J. D’Arruda, an accredited investor, dated October 1, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 5, 2026).
10.71	Master Technology and Sub-License Agreement dated October 14, 2025 between Odyssey Health, Inc. and NeuRX Health, Inc (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 17, 2025).
10.72	Amendment No. 1 dated April 21, 2026 to the Master Technology and Sub-License Agreement dated October 14, 2025 (incorporated by reference to Exhibit 10.1 to form 8-K filed with the SEC on April 24, 2026).
10.73	NeuRX Health, Inc. Revocation Letter dated May 6, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 11, 2026).
10.74	Global Amendment dated October 23, 2026 between Odyssey Health, Inc. and Mast Hill Fund L.P. (incorporated herewith)*
14.1	Odyssey Group International, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed with the SEC on October 22, 2019).
19.1	Policy on Insider Trading (incorporated by reference to Exhibit 19.1 to Form 10-K filed with the SEC on October 29, 2025).
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101*

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of October 28, 2026.

ODYSSEY HEALTH, INC.

By:	/s/ Joseph Michael Redmond
Joseph Michael Redmond Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Michael Redmond	Chief Executive Officer, President, Director	October 28, 2026
Joseph Michael Redmond	(Principal Executive Officer)

/s/ Christine M. Farrell	Chief Financial Officer and Secretary	October 28, 2026
Christine M. Farrell	(Principal Financial and Accounting Officer)

/s/ Jerome Casey	Director	October 28, 2026
Jerome Casey

/s/ Ricky W. Richardson	Director	October 28, 2026
Ricky W. Richardson

